Form 10QSB
period 2007-02-28
Sino Charter Inc.
filed 2007-05-14
CIK 1388311

===========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-140587

SINO CHARTER INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Block C Flat 410
Lotus Hill Golf Apartments
Lotus Hill Town, Panyu District
Guangzhou, China 511440
(Address of principal executive offices)

(86) 20-8484-7776
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The Registrant is a Shell company. Yes [  ] No [X]

As of May 9, 2007, the Company had 10,000,000 shares of common stock outstanding.

============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	February 28,
	2007	November 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$453	$975
TOTAL CURRENT ASSETS	453	975

TOTAL ASSETS	$453	$975

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,199	$10,463
Related party note payable and accrued interest	13,086	1,001
TOTAL CURRENT LIABILITIES	18,285	11,464

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(17,932)	(10,589)
TOTAL STOCKHOLDER'S DEFICIT	(17,832)	(10,489)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$453	$975

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

				From October 30,
		Three months ended		2006 (Inception)
		Febrary 28,		to February 28,
		2007		2007
		(unaudited)		(unaudited)

REVENUES		$-		$-

COST OF SALES		-		-

Gross Profit		-		-

EXPENSES
Legal and accounting		7,087		17,500
License expense		-		125
Bank fees		22		22
Office expense		150		200
Total Expenses		7,259		17,847

LOSS FROM OPERATIONS		(7,259)		(17,847)

OTHER INCOME (EXPENSE)
Interest expense		(84)		(85)
Total Other Income (Expense)		(84)		(85)

LOSS BEFORE TAXES		(7,343)		(17,932)

INCOME TAX EXPENSE		-

NET LOSS		$(7,343)		$(17,932)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,000,000		10,000,000

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		From October 30,
	Three months ended	2006 (Inception)
	Febrary 28,	to February 28,
	2007	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,343)	$(17,932)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	(5,263)	5,199
Increase (decrease) in accrued interest, related parties	84	86
Net cash used by operating activities	(12,522)	(12,647)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	12,000	13,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	12,000	13,100

NET INCREASE IN CASH	(522)	453

CASH - Beginning of period	975	-

CASH - End of period	$453	$453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007

NOTE 1 – BASIS OF PRESENTATION

Sino Charter Inc. (hereinafter “the Company” or “Sino”) was incorporated on October 30, 2006 in the State of Nevada. The principal business of the Company is internet-based aircraft charter booking for East Asia.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Sino Charter Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007

Accounting Pronouncements
 In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter: SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit of $17,932 incurred through February 28, 2007. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $40,000 to continue in existence for the following twelve months. The Company expects to control its cash outflows based upon funds received.

NOTE 3– RELATED PARTY LOAN PAYABLE

The Company issued a promissory note, for a total of $2,000 on December 6, 2006, to the CEO of the Company. The note bears simple interest at the rate of 4% per annum, calculated annually from December 6, 2006. The note is due in one year and interest of $19 has been accrued and expensed as of February 28, 2007.

The Company issued a promissory note, for a total of $10,000 on January 8, 2007 to the CEO of the Company. The note bears simple interest at the rate of 4% per annum, calculated annually from January 8, 2007. The note is due in one year and interest of $56 has been accrued and expensed as of February 28, 2007.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company received funds and issued an additional promissory note to its CEO for $3,000 with the same terms as previous promissory notes and notes in Note 3. In addition, because the Company’s registration statement was declared effective on March 31, 2007 and therefore our accounts payable to the Company’s attorney increased by $10,000 at that date.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

     Upon completion of our public offering, our specific goal is to profitably sell our services on our Internet website to the budget conscious traveler. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days from the date the Securities and Exchange Commission declared our public offering effective (December 26, 2007). The SEC declared our public offering effective on March 30, 2007. We must now sell our shares to raise money. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing our public offering, we will immediately begin establishing a new office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees unless we raise the maximum amount of our public offering. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this report.

3.

After our office is established, which we said should be 7-10 days after completing our public offering, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in China, the US, and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4.

As soon as our website is operational, which as we have said will be approximately 60 days from setting up our office, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Bradley W. Miller. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $7,500 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote an additional $10,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would “qualify” the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $5,000 to $15,000.

6.

Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website, provided we raise the maximum amount of our public offering.

     In summary, we should be in full operation and receiving orders within 100 days of completing our public offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

     Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their “personal concierge” for their travel needs.

     If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with service providers to allow us to represent them for a percentage-based commission. We then have to locate clients to book those services through us. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on October 30, 2006 to February 28, 2007

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $17,932, all of which is for the general and administrative expenses. Deferred offering costs of $10,000 consist of legal fees incurred in connection with the offering of securities under this registration statement. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In November 2006, we issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     As of February 28, 2007, our total assets were $453 and our total liabilities were $18,285. As of February 28, 2007, we had cash of $453.

ITEM 3.      CONTROLS AND PROCEDURES

     (a)      Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b)      Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 30, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-140587) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not raised any funds in our public offering.

ITEM 6.      EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2007.

SINO CHARTER INC.
(Registrant)

BY:	BRADLEY W. MILLER
Bradley W. Miller
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member
of the Board of Director