Form 10QSB
period 2007-05-31
Sino Charter Inc.
filed 2007-07-13
CIK 1388311

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-140587 SINO CHARTER INC. (Exact name of registrant as specified in its charter)

NEVADA	None
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of May 31, 2007, the Company had 10,000,000 shares of common stock outstanding.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	May 31,
	2007	November 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$435	$975
TOTAL CURRENT ASSETS	435	975

TOTAL ASSETS	$435	$975

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,395	$10,463
Related party note payable and accrued interest	16,225	1,001
TOTAL CURRENT LIABILITIES	30,620	11,464

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(30,285)	(10,589)
TOTAL STOCKHOLDER'S DEFICIT	(30,185)	(10,489)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$435	$975

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

					From October 30,
		Three Months Ended		Six Months Ended	2006 (Inception)
		May 31,		May 31,	to May 31,
		2007		2007	2007
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

COST OF SALES		-		-	-

Gross profit		-		-	-

EXPENSES
Legal and accounting		12,046		19,133	29,545
License expense		-		-	125
Bank fees		18		40	40
Office expense		150		300	350
Total Expenses		12,214		19,473	30,060

LOSS FROM OPERATIONS		(12,214)		(19,473)	(30,060)

OTHER INCOME (EXPENSE)
Interest expense		(140)		(224)	(225)
Total Other Income (Expense)		(140)		(224)	(225)

LOSS BEFORE TAXES		(12,354)		(19,697)	(30,285)

INCOME TAX EXPENSE		-		-

NET LOSS		$(12,354)		$(19,697)	$(30,285)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,000,000		10,000,000

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		From October 30,
	Six months ended	2006 (Inception)
	May 31,	to May 31,
	2007	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,696)	$(30,285)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	3,932	14,395
Increase (decrease) in accrued interest, related parties	224	225
Net cash used by operating activities	(15,540)	(15,665)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	15,000	16,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	15,000	16,100

NET INCREASE IN CASH	(540)	435

CASH - Beginning of period	975	-

CASH - End of period	$435	$435

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

SINO CHARTER, INC. (A DEVELOPMENT STAGE ENTERPRISE) NOTES TO THE FINANCIAL STATEMENTS MAY 31, 2007

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

F-4

SINO CHARTER, INC. (A DEVELOPMENT STAGE ENTERPRISE) NOTES TO THE FINANCIAL STATEMENTS MAY 31, 2007

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of $30,185 and an accumulated deficit of $30,285 incurred through May 31, 2007. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $40,000 to continue in existence for the following twelve months. The Company expects to control its cash outflows based upon funds received.

NOTE 3– RELATED PARTY LOAN PAYABLE

The Company issued a promissory note for $3,000 on May 3, 2007, to the CEO of the Company. The note bears simple interest at the rate of 4% per annum, calculated annually from May 7th. The note is due in one year and interest of $9 has been accrued and expensed as of May 31, 2007. At May 31, 2007, the Company owes $16,000 in principal and $225 in interest to this officer.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company received funds and issued an additional promissory note to its CEO for $3,000 with the same terms as previous promissory notes in Note 4.

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

Results of Activities

From Inception on October 30, 2006 to May 31, 2007

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $30,285, all of which is for the general and administrative expenses. Deferred offering costs of $10,000 consist of legal fees incurred in connection with the offering of securities under this registration statement. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

     As of May 31, 2007, our total assets were $435 and our total liabilities were $30,620. As of May 31, 2007, we had cash of $435.

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

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 30, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-140587) permitting us to offer up to 1,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not raised any funds in our public offering.

ITEM 6.      EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of
1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2007.

SINO CHARTER INC.
(Registrant)

BY: BRADLEY W. MILLER
Bradley W. Miller
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member
of the Board of Director