Form 10QSB
period 2007-08-31
Sino Charter Inc.
filed 2007-10-22
CIK 1388311

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

As of August 31, 2007, the Company had 10,000,000 shares of common stock outstanding.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENS

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	August 31,
	2007	November 30,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$417	$975
TOTAL CURRENT ASSETS	417	975

TOTAL ASSETS	$417	$975

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,776	$10,463
Related party note payable and accrued interest	19,410	1,001
TOTAL CURRENT LIABILITIES	38,186	11,464

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(37,869)	(10,589)
TOTAL STOCKHOLDER'S DEFICIT	(37,769)	(10,489)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$417	$975

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

						From October 30,
		Three Months Ended		Nine Months Ended		2006 (Inception)
		August 31,		Aug 31,		to August 31,
		2007		2007		2007
		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-

COST OF SALES		-		-		-

Gross profit		-		-		-

EXPENSES
Legal and accounting		7,231		26,364		36,776
License expense		-		-		125
Bank fees		18		58		58
Office expense		150		450		500
Total Expenses		7,399		26,872		37,459

LOSS FROM OPERATIONS		(7,399)		(26,872)		(37,459)

OTHER INCOME (EXPENSE)
Interest expense		(184)		(408)		(410)
Total Other Income (Expense)		(184)		(408)		(410)

LOSS BEFORE TAXES		(7,583)		(27,280)		(37,869)

INCOME TAX EXPENSE		-		-

NET LOSS		$(7,583)		$(27,280)		$(37,869)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,000,000		10,000,000		10,000,000

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

		From October 30,
	Nine months ended	2006 (Inception)
	Aug 31,	to Aug 31,
	2007	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,280)	$(37,869)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	8,312	18,776
Increase (decrease) in accrued interest, related parties	410	410
Net cash used by operating activities	(18,558)	(18,683)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	18,000	19,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	18,000	19,100

NET INCREASE IN CASH	(558)	417

CASH - Beginning of period	975	-

CASH - End of period	$417	$417

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Sino Charter Inc. (hereinafter “the Company” or “Sino”) was incorporated on October 30, 2006 in the State of Nevada. The principal business of the Company is internet-based aircraft charter booking for East Asia.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

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

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of $37,769 and an accumulated deficit of $37,869 incurred through August 31, 2007. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $40,000 to continue in existence for the following twelve months. The Company expects to control its cash outflows based upon funds received.

NOTE 3– RELATED PARTY LOAN PAYABLE

The Company issued a promissory note for $3,000 on June 22, 2007, to the CEO of the Company. The note bears simple interest at the rate of 4% per annum, calculated annually from June 22. The note is due in one year and interest of $23 has been accrued and expensed as of August 31, 2007.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company received $84,500 in stock subscriptions for 845,000 shares. Once the minimum offering of $75,000 was met the company paid off the $19,000 in notes payable to Bradley Miller, the CEO and sole director on October 1, 2007.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last. However, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

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

     If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year, but with limited funds available to engage in our growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and need more money, we will have to obtain additional money. Other than as described in this paragraph, we have no other financing plans.

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

     Upon completion of our public offering, our specific goal is to profitably sell our services on our Internet website to the budget conscious traveler. We intend to accomplish the foregoing through the following milestones:

1.	Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days from the date the Securities and Exchange Commission declared our public offering effective. The SEC declared our public offering effective on March 30, 2007. We must now sell our shares to raise money. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.	After completing our public offering, we will immediately begin establishing a new office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees unless we raise the maximum amount of our public offering. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this report.

3.	After our office is established, which we said should be 7-10 days after completing our public offering, we intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in China, the US, and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will hire an outside web designer to begin development on our website. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4.	As soon as our website is operational, which will be approximately 60 days from setting up our office, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high- income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Bradley W. Miller. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $7,500 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote an additional $10,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.	Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would “qualify” the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $5,000 to $15,000.

6.	Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire one or two part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website, provided we raise the maximum amount of our public offering.

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

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

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

Results of Activities

From Inception on October 30, 2006 to August 31, 2007

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $38,869, all of which is for the general and administrative expenses. Deferred offering costs of $10,000 consist of legal fees incurred in connection with the offering of securities under this registration statement. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

     As of August 31, 2007, our total assets were $417 and our total liabilities were $38,186. As of August 31, 2007, we had cash of $417.

ITEM 3.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October, 2007.

SINO CHARTER INC.
(Registrant)

BY: BRADLEY W. MILLER
Bradley W. Miller
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member
of the Board of Director

EXHIBIT INDEX

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