Form 10QSB/A
period 2007-02-28
Sino Charter Inc.
filed 2007-12-12
CIK 1388311

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-140587

SINO CHARTER INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

Block C Flat 410
Lotus Hill Golf Apartments
Lotus Hill Town, Panyu District
Guangzhou, China 511440
(Address of principal executive offices)

(86) 20-8484-7776
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

The Registrant is a Shell company. Yes [X]  No [  ]

As of May 9, 2007, the Company had 10,000,000 shares of common stock outstanding.

===================================================================================

PART II. OTHER INFORMATION

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of December, 2007.

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