Form 10-K
period 2007-11-30
Sino Charter Inc.
filed 2008-03-07
CIK 1388311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007

Commission file number 333-140587

SINO CHARTER, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Block C Flat 410
Lotus Hill Golf Apartments
Lotus Hill Town, Panyu District
Guangzhou, China 511440
(Address of principal executive offices, including zip code.)

(86) 20-8484-7776
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on October 30, 2006. We are developing a website (www.sinocharter.com) that will offer jet chartering and other travel related services primarily to western business executives within Asia. We have not generated any revenues and the only operations we have engaged in are the development of a business plan, preliminary market investigation, preliminary discussions with service providers, and we have contracted with an outside provider for the development of our website. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at Block C Flat 410, Lotus Hill Golf Apartments, Lotus Hill Town, Panyu District Guangzhou, China 511440. Our telephone number is (86) 20-8484-7776.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

     We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Services

     We intend to position ourselves as the premier jet charter booking service for the western executive traveler and the leisure traveler with jet chartering needs within Asia. Our target market will be made up of business executives and leisure travelers that would like to use our website for Asian jet charter booking, itinerary support, relevant decision making information, pictures, toll free services, etc all in one convenient place.

     We plan to assign an experienced travel concierge who is continually standing by to ensure that every aspect of our customer’s journey, even a last-minute trip, exceeds their expectations. Our focus will be on the customer’s schedule, the speed and precision at which they need things done, and the impeccable attention to detail to which upper end clients demand.

     We do not own any jets and do not have plans to own jets. We will only offer booking services for pre-existing jet charter companies.

     We intend to offer the following services:

*	Jet Charter Booking
*	Trip Itinerary Planning
*	Customized Tours
*	Air and Ground Transportation
*	Hotel/Resort arrangements

*	Concierge Service
*	Leisure Activities Coordination
*	Event Referral and Tickets
*	Dinners and Spa Referral and Reservations
*	Event and Conference Planning
*	Sales Conferences
*	Executive Meetings
*	Training Seminars

     We will assist in organizing meetings and conferences. We will assist in site selection, room reservations, transportation and all other aspects of the meetings as required.

     We will book all aspects of the corporate and leisure travel for our clients and will create a database of information that will enable us to immediately identify the client's personal preferences. Our goal is not only to meet the travel needs of our clients, it is to anticipate them.

Website

     Currently our website is under development. We anticipate completion of our website by March 31, 2008.

     We have hired an outside technology provider to develop our website. The IT hosting company we hired provides the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, Microsoft ASP and NET support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions and twenty-four hour email support. The foregoing will allow us to transact the sale of our products/services, promote our products/services in an attractive fashion, and communicate with our clients on-line.

     Our website will become the virtual business card and portfolio for us as well as our online "home." It will showcase past and current clients, subject to their consent, and the variety of services that we offer.

     The website will further exhibit links to the service providers that we have entered into strategic alliances with. The links would provide the client with a virtual view of the destinations that we represent and events taking place in the area they are intending to visit. In the future, the website may also offer links to Asian restaurants and spas.

     We believe that the lack of financial security on the Internet has been hindering economic activity. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption.

     There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. We are now considering risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts in our system specifications and in the security precautions in the development of our website. There is no assurance that such security precautions will be successful.

     The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Marketing Strategy

     We intend to negotiate strategic alliances with the larger jet charter companies. While most of these companies have their own websites for booking jet chartering to Asia, few, if any, specialize in jet chartering within Asia.

     We intend on developing working relationships with the top-rated air charter carriers in the U.S., giving us the ability to match our customer’s itinerary with the world's finest luxury jets and most experienced air and ground crews. When it comes to safety and service, we intend to only form relationships with the safest charter companies.

     We intend on developing strong strategic relationships with large Chinese travel agents as referrals from these agents may generate a strong customer base. We expect this to be a commission based referral program.

     We intend to capitalize on several upcoming events in China including:

*	2008 Olympics in Beijing
*	2010 Shanghai World Trade Fair
*	Annual Guangdong jewelry and furniture trade shows

     We also intend to negotiate a referral program with Asian resorts and restaurants. We will offer direct advertising of those resorts that we enter into a partnership with us via a link on our website, through flyers and promotional material that we create, and through personal selling in exchange for a commission based percentage of the sale of rooms, tours or other services booked by a client introduced by us.

     We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important strategic alliances with luxury properties in China. This would be an opportunity to meet and network with hundreds of luxury service providers.

     We are aggressively courting corporate contacts provided by our President, Bradley Miller in order to attract initial clients and strategic partners. We also intend to attract and add new clients through our website.

     Other methods of communication will include:

*	Email mailings - regular e-mailings to potential customers with updated company information and special offers
*	Direct mail - brochures and newsletters
*	Sampling - occasionally a discounted service package may be offered as a trade-in-kind to a visible and vocal trendsetter such as an advertising agent for a magazine or radio station.
*	Informal marketing/networking - activities such as joining organizations or attending tradeshows and conferences.

Customer-based marketing will include:

*	Emphasizing repeat sales to clients who have used our services
*	Exploring additional sales tactics to increase the total revenue per client through the sale of extra services
*	Additional sales facilitated by links to our website
*	Strategic partnerships such as cooperative advertising
*	Special offers and promotions such as limited time offers or seasonal promotions.

Website Marketing Strategy

     Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options, especially with Chinese travel agents catering to western professionals.

Revenue

     Initially, we intend to generate revenue from two sources:

     By entering into strategic alliances with jet charter companies and airline and hotel booking companies to receive a percentage based commission of travel package or room booking generated by us;

     By charging a fee to the customer for arranging travel assistance and/or concierge service.

     We intend to develop and maintain a database of all our clients so that we can anticipate their personal preferences in specific airlines, types of restaurants, type of recreational activities etc. That database will enable us to anticipate the needs and desires of our clients.

Competition

     The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

     Most hotels and resorts have their own websites and upon initiating our website operations, we will be competing with the foregoing. We intend to differentiate ourselves by offering a much more personalized service. We will handle all aspects of the travel arrangements - air travel, hotel accommodations, car rental, limousine pick-up, floral arrangements, dinner, tickets for theater productions or shows, having your suit or dress pressed, down to ensuring that a specific brand of water is available in the room. We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

     The travel market is a small niche market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established travel agencies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of services and the quality of services that we intend to provide.

     Bradley Miller, our president will be devoting approximately 15 hours a week of his time to our operations. Once we begin operations, and are able to attract more clients to use our services, Mr. Miller has agreed to commit more time as required. Because Mr. Miller will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Marketing

     We intend to market our website in Asia, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

     We are a development stage company and currently have no employees. We intend to hire additional employees on an as needed basis.

Offices

     Our offices are located at:

     Block C Flat 410
     Lotus Hill Golf Apartments
     Lotus Hill Town, Panyu District
     Guangzhou, China 511440
     Telephone: (86) 20-8484-7776.

     This is the apartment of our president, Bradley W. Miller in China. We use this apartment in consideration of the payment of $50 per month.

Government Regulation

     We are not currently subject to direct Chinese, federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

     Other than the foregoing, no governmental approval is needed for the sale of our services.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     None.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock.

Holders

     There are 52 holders of record for our common stock.

Dividends

     As of the date of this annual report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We are a start-up stage corporation and have not generated or realized any revenues from our business operations.

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

     We raised enough money to begin minimal operations including the development of our website, however, we cannot guarantee that we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash.

Plan of Operation

     We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell our services on our Internet website to the business oriented traveler. We intend to accomplish the foregoing through the following milestones:

1.

We have contacted and we intend to continue to contact high-end resorts, hotels, retreats, limousine services and private charter airlines either directly or through broker services to offer their products and services on our website. We also intend to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of properties in China, the US, and Canada. Even though we have no service providers under contract at this time we believe we need to move forward with the website as we had a significant amount of feedback that potential service providers would like to see our website before further discussions can take place. As soon as the website is complete, we will begin operations. Contacting and negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready by March 31, 2008. As additional alliances are negotiated with service providers, we will up- grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

2.

As soon as our website is operational, which as we have said will be approximately March 31, 2008, we will begin to market our website in China, the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers/mailers. We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high- income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Bradley W. Miller. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $5,000 for our marketing campaign. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

3.

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

4.	Within 90-120 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients.

     In summary, we should be in full operation and receiving orders within 90 days of completing our website which is when we will begin operations. We estimate that we will generate revenue 90 to 120 days after beginning operations.

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

Results of operations

From Inception on October 30, 2006 to November 30, 2007

     Since inception, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $76,956, most of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our website.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100 and an additional 977,500 shares of common stock through our offering in consideration of $97,750.

     We established our office in November 2007.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In November 2006, we issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     In October 2007, we issued 977,500 shares of common stock which had been registered via an SB-2. This was accounted for as a sale of common stock.

     As of November 30, 2007, our total assets were $29,405 and our total liabilities were $8,511. As of November 30, 2007, we had cash of $29,405.

Recent accounting pronouncements

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007),Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Sino Charter, Inc
(A Development Stage Company)

November 30, 2007

Board of Directors
Sino Charter, Inc.
Tulsa, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sino Charter, Inc. (a development stage and Nevada corporation) as of November 30, 2007 and 2006, and the related statements of operations, stockholder’s deficit and cash flows for the years then ended and for the period from October 30, 2006 (inception) to November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Charter, Inc. as of November 30, 2007 and 2006 and the results of its operations, stockholder’s deficit and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 7, 2008

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
	November 30,	November 30,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$29,405	$975
TOTAL CURRENT ASSETS	29,405	975

TOTAL ASSETS	$29,405	$975

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,036	$10,464
Related party payable	-	1,000
Accrued interest	475	1
TOTAL CURRENT LIABILITIES	8,511	11,464

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding		-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,977,500 & 10,000,000 shares issued and outstanding,
respectively	110	100
Additional paid-in capital	97,740	-
Accumulated deficit	(76,956)	(10,589)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	20,894	(10,489)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$29,405	$975

The accompanying notes are an integral part of these financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
		For The Year Ended		For The Year Ended	From October 30,
		November 30,		November 30,	2006 (Inception)
					to November 30,
		2007		2006	2007

REVENUES	$			$-	$-

COST OF SALES		-		-	-

Gross Profit		-		-	-

EXPENSES
Legal and accounting		33,685		10,413	44,098
License expense		300		125	425
Bank Fees		142		-	142
Travel		11,671			11,671
Management Contracts		18,500			18,500
Office expense		1,157		50	1,207
Total Expenses		65,455		10,588	76,043

LOSS FROM OPERATIONS		(65,455)		(10,588)	(76,043)

OTHER INCOME (EXPENSE)
Interest expense		(912)		(1)	(913)
Total Other Income (Expense)		(912)		(1)	(913)

LOSS BEFORE TAXES		(66,367)		(10,589)	(76,956)

INCOME TAX EXPENSE				-	-

NET LOSS		$(66,367)		$(10,589)	$(76,956)

BASIC AND DILUTED NET LOSS PER SHARE		$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,162,917		10,000,000

The accompanying notes are an integral part of these financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Balance, October 30, 2006	-	$-	$-	$-	$-

Common stock issued in private placement
for cash at $0.00001 per share	10,000,000	100	-	(10,589)	(10,489)

Net loss for the year ended November 30, 2006	-	100	-	(10,589)	(10,489)

Balance, November 30, 2006	10,000,000	100	-	(10,589)	(10,489)

Common stock issued in placement
for cash at $0.10	977,500	10	97,740	-	97,750

Net loss for the year ended November 30, 2007	-	-	-	(66,367)	(66,367)

Balance, November 30, 2007	10,977,500	$110	$97,740	$(76,956)	$20,894

The accompanying notes are an integral part of these financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
	For The Year Ended	For The Year Ended	From October 30,
	November 30,	November 30,	2006 (Inception)
			to November 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,367)	$(10,589)	$(76,956)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued	(2,427)	10,463	8,036
expenses
Increase (decrease) in accrued interest, related parties	474	1	475
Net cash used by operating activities	(68,320)	(125)	(68,445)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	(1,000)	1,000	-
Proceeds from sales of stock	97,750	100	97,850
Net cash provided by financing activities	96,750	1,100	97,850

NET INCREASE IN CASH	28,430	975	29,405

CASH - Beginning of period	975	-	-

CASH - End of period	$29,405	$975	$29,405

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Sino Charter Inc (hereinafter “the Company”), was incorporated on October 30, 2006 in the State of Nevada.

The principal business of the Company is internet-based aircraft charter booking for East Asia. The Company’s year-end is November 30.

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

Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Revenue Recognition
The Company will recognize revenue from services upon actual performance of services. Revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the service price is determinable, and collectability is reasonably assured.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had working capital of approximately $20,894 and an accumulated deficit of (76,956) incurred through November 30, 2007. Management has established plans to begin generating revenues and decrease debt.

Management intends to seek additional capital from debt financing which will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $50,000 to continue in existence for the following twelve months. The Company expects to control its cash outflows based upon funds received.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001. As of November 30, 2007 the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in October 30, 2006 the Company issued 10,000,000 shares of common stock for a total of $100 cash to its sole director, Bradley Miller.

In October 2007 the Company completed its SEC registered offering and issued an additional 977,500 shares for $97,750 in cash. Total shares outstanding as of November 30, 2007 are 10,977,500.

NOTE 4 – COMMITMENTS

Lease Payments
The Company has operating lease commitments for its office. The company is obligated to $600 per year on a month to month lease basis.

NOTE 5 - LOAN PAYABLE

The Company repaid all promissory notes on October 1, 2007. The interest accrued through that date in the amount of $475 has not been paid.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007

NOTE 6 – CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company repaid all promissory notes in the amount of $19,000 to the Company’s CEO and founder, Bradley Miller on October 1, 2007. The interest accrued through that date in the amount of $475 has not been paid.

NOTE 8 - SUBSEQUENT EVENTS

In January 2008, the Company submitted a 15C211 application to FINRA and it is being examined for compliance. If compliant, the Company intends on trading on the OTCBB exchange. The Company estimates the cost associated with this to be $500.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2007, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports under the Exchange Act is recorded, processed, summarized and reported as and when required.

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required this item.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Officers and Directors

     Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Bradley W. Miller	40	president, chief executive officer, secretary/treasurer,
Suite 12B2, Hanwei Plaza		chief financial officer, and the sole member of the board
7 Guanghua Road		of directors
Lotus Hill Golf Apartments
China 100004

     The person named above has held his offices/positions since our inception and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Bradley W. Miller

     Since October 30, 2006, Mr. Miller has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. Since April 2002, Mr. Miller has been the president of Venditio Corp., a corporation located in Oklahoma engaged in the business of distributing PC and Console Video Games to the public. From January 2000 to January 2001, Mr. Miller was business development director for Payments Group in Hong Kong. Payments Group is engaged in the business of payment processing. From January 2001 to February 2002, Mr. Miller was API Project Manager for Wiltel Communications.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. Our director also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our sole officer and director. The purpose of the committee is to provide assistance to the Chief Executive Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

Conflicts of Interest

     There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary Bonus		sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)
Bradley W. Miller	2007	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is November 30, 2007.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Bradley W. Miller	0	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares Owned	Ownership

Bradley W. Miller [1]	10,000,000	86.96%
Block C Flat 410
Lotus Hill Golf Apts.
Lotus Hill Town
Panyu District
Guangshou, China 511440

All Officers and Directors	10,000,000	86.96%
as a Group (1 person)

[1]	The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Miller is the only "promoter" of our company.

Future sales by existing stockholders

     A total of 10,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2006, we issued a total of 10,000,000 shares of restricted common stock to Bradley W. Miller, our sole officer and director in consideration of $100 cash. Through our offering we issued 977,500 shares of stock in consideration of $97,750.

     We allowed to use an apartment in China as our office in consideration of a rental payment of $50 per month.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$18,379.25	Williams & Webster, P.S., C.P.A.
2006	$7,086.50	Williams & Webster, P.S., C.P.A.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Williams & Webster, P.S., C.P.A.
2006	$-0-	Williams & Webster, P.S., C.P.A.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Williams & Webster, P.S., C.P.A.
2006	$-0-	Williams & Webster, P.S., C.P.A.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Williams & Webster, P.S., C.P.A.
2006	$-0-	Williams & Webster, P.S., C.P.A.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	02-09-07	3.1

3.2	Bylaws.	SB-2	02-09-07	3.2

4.1	Specimen Stock Certificate.	SB-2	02-09-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March, 2008.

SINO CHARTER, INC.

BY:	BRADLEY W. MILLER
Bradley W. Miller, President, Principal Executive
Officer, Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and a member
of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	02-09-07	3.1

3.2	Bylaws.	SB-2	02-09-07	3.2

4.1	Specimen Stock Certificate.	SB-2	02-09-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X