Form 10-Q
period 2008-02-29
Sino Charter Inc.
filed 2008-04-17
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53155

SINO CHARTER INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Block C Flat 410
Lotus Hill Golf Apartments
Lotus Hill Town, Panyu District
Guangzhou, China 511440
(Address of principal executive offices, including zip code.)

(86) 20-8484-7776
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,977,500 as of April 14, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	February 29,	November 30,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$12,742	$29,405
TOTAL CURRENT ASSETS	12,742	29,405

TOTAL ASSETS	$12,742	$29,405

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accrued interest	$475	$475
Accounts payable and accrued expenses	4,858	8,036
TOTAL CURRENT LIABILITIES	5,333	8,511

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,977,500 shares issued and outstanding	110	110
Additional paid-in capital	97,740	97,740
Accumulated deficit	(90,441)	(76,956)
TOTAL STOCKHOLDER'S EQUITY	7,409	20,894

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$12,742	$29,405

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

		Three Months	Three Months			From October 30,
		Ended		Ended		2006 (Inception)
		February 29th		Februrary 28th		to Feb 29,
		2008		2007		2008
		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-

EXPENSES
Legal and accounting		8,505		7,087		52,603
Travel		3,684		-		15,355
License expense						425
Management contracts						18,500
Bank fees		36		22		178
Office expense		1,260		150		2,467
Total Expenses		13,485		7,259		89,528

LOSS FROM OPERATIONS		(13,485)		(7,259)		(89,528)

OTHER INCOME (EXPENSE)
Interest expense		-		(84)		(913)
Total Other Income (Expense)		-		(84)		(913)

LOSS BEFORE TAXES		(13,485)		(7,343)		(90,441)

INCOME TAX EXPENSE		-		-

NET LOSS		$(13,485)		$(7,343)		$(90,441)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,977,500		10,000,000		10,977,500

See accompanying condensed notes to interim financial statements.

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From October 30,
	Three Months Ended	Three Months Ended	2006 (Inception)
	February 29,	February 28,	to Feb 29,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,485)	$(7,343)	$(90,441)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accrued interest, related party		84	475
Increase (decrease) in accounts payable and accrued expenses	(3,178)	(5,263)	4,858
Net cash used by operating activities	(16,663)	(12,522)	(85,108)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party		12,000
Proceeds from sale of stock			97,850
Net cash provided by financing activities	-	12,000	97,850

NET INCREASE FOR PERIOD	(16,663)	(522)	12,742

CASH at Beginning of period	29,405	975

CASH - End of period	$12,742	$453	$12,742

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Sino Charter Inc. (hereinafter “the Company” or “Sino”) was incorporated on October 30, 2006 in the State of Nevada. The principal business of the Company is internet-based aircraft charter booking for East Asia.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008

Going Concern
As shown in the accompanying financial statements, the Company had working capital of $7,409 and an accumulated deficit of ($90,441) incurred through February 29, 2008. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $40,000 to continue in existence for the following twelve months. The Company expects to control its cash outflows based upon funds received.

NOTE 3– RELATED PARTY LOAN PAYABLE

None

NOTE 4 - SUBSEQUENT EVENTS

Sino Charter Inc. began trading on the NASDAQ OTC Bulletin Board on April 2, 2008.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of operations

From Inception on October 30, 2006 to February 29, 2008

     Since inception, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $90,441, most of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our website.

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

     As of February 29, 2008, our total assets were $12,742 and our total liabilities were $5,333. As of February 29, 2008, we had cash of $12,742.

ITEM 4.      CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 30, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-140587) permitting us to offer up to 1,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. In October 2007 we completed our SEC registered offering and issued 977,500 shares for $97,750 in cash. Since public offering we have used the proceeds as follows:

Legal and Accounting	$52,603
Travel	15,355
State Filing Fees	425
Management Contracts	18,500
Bank Fees	177
Office Expenses	2,467
Total Expenses	$89,527

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of April, 2008.

SINO CHARTER INC.
(Registrant)

BY:	BRADLEY W. MILLER
Bradley W. Miller
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of the
Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).