Form 10-Q
period 2008-05-31
Sino Charter Inc.
filed 2008-07-15
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53155

SINO CHARTER INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

904 Building 4A
Garden City, Shekou, Shenzhen
Guangdong, China 518067
(Address of principal executive offices, including zip code.)

(213) 291-8052
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,977,500 as of July 2, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	May 31,	November 30,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,376	$29,405
TOTAL CURRENT ASSETS	5,376	29,405

TOTAL ASSETS	$5,376	$29,405

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued interest	$475	$475
Accounts payable and accrued expenses	19,086	8,036
TOTAL CURRENT LIABILITIES	19,561	8,511

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,977,500 shares issued and outstanding	110	110
Additional paid-in capital	97,740	97,740
Deficit accumulated during development stage	(112,035)	(76,956)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(14,185)	20,894

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$5,376	$29,405

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES

								From October
	Three Months		Three Months		Six Months		Six Months	30, 2006
	Ended		Ended		Ended		Ended	(Inception)
	May 31,		May 31,		May 31,		May 31,	to May 31,
	2008		2007		2008		2007	2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES	$-		$-		$-		$-	$-

EXPENSES
Legal and accounting	19,883		12,046		28,388		19,132	72,486
Travel	822		-		4,506		-	16,177
License expense	-		-		-		-	425
Management contracts	-		-		-		-	18,500
Bank fees	18		18		54		40	196
Office expense	871		150		2,131		300	3,338
Total Expenses	21,594		12,214		35,079		19,472	111,122

LOSS FROM OPERATIONS	(21,594)		(12,214)		(35,079)		(19,472)	(111,122)

OTHER INCOME (EXPENSE)
Interest expense	-		(140)				(224)	(913)
Total Other Income (Expense)	-		(140)		-		(224)	(913)

NET LOSS	$(21,594)		$(12,354)		$(35,079)		$(19,696)	$(112,035)

BASIC AND DILUTED NET LOSS PER	$ nil	$	nil	$	nil	$	nil
SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,977,500		10,000,000		10,000,000		10,000,000

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From October 30,
	Ended	Ended	2006 (Inception)
	May 31,	May 31,	to Feb 29,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(35,079)	$(19,696)	$(112,035)

Adjustments to reconcile net loss to net cash
used by operations:
Increase in accrued interest, related party		224	475
Increase (decrease) in accounts payable and
accrued expenses	11,050	(3,932)	19,086
Net cash used by operating activities	(24,029)	(15,540)	(92,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related party		15,000
Proceeds from sale of stock			97,850
Net cash provided by financing activities		15,000	97,850

NET INCREASE FOR PERIOD	(24,029)	(540)	5,376

CASH at Beginning of period	29,405	975

CASH - End of period	$5,376	$453	$5,376

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Sino Charter Inc. (hereinafter “the Company” or “Sino”) was incorporated on October 30, 2006 in the State of Nevada. The principal business of the Company is internet-based aircraft charter booking for East Asia.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month and six month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of ($14,185) and an accumulated deficit of ($112,035) incurred through May 31, 2008.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services.

     We raised enough money to begin minimal operations including the development of our website, however, we have halted development of our website due to higher than anticipated operating costs, including our 2007 annual audit. As of May 31, 2008 we have been unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients. We have expended the majority of our proceeds from our money from our 2007 offering and don’t have any plans for raising additional funds.

Plan of Operation

     We completed our public offering in October, 2007 and sold 977,500 shares of common stock and raised $97,750. Since then, we have exhausted just about all of our capital. We intend to seek a merger or acquisition candidate for a reverse acquisition.

Merger or Acquisition of a Candidate

     We are seeking an acquisition of a business opportunity, which may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. As of the date of this report, we have not entered into any discussions for such activity.

     We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange. We anticipate that the business opportunities presented to us will be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;

  be in need of funds to develop a new product or service or to expand into a new market;

  be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

     Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

     If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

     Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

     In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon:

  management's analysis of the quality of the other company's management and personnel,

  the anticipated acceptability of new products or marketing concepts,

  the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

     Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

     However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

  Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

  Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

  Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

  Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

  The extent to which the business opportunity can be advanced;

  Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

  Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

  The cost of our participation as compared to the perceived tangible and intangible values and potential; and

  The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

     Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products

  services and company history

  management resumes

  financial information

  available projections, with related assumptions upon which they are based an explanation of proprietary products and services;

  evidence of existing patents, trademarks, or services marks, or rights thereto present and proposed forms of compensation to management

  a description of transactions between such company and its affiliates during relevant periods a description of present and required facilities

  an analysis of risks and competitive conditions

  a financial plan of operation and estimated capital requirements audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

  and other information deemed relevant.

As part of our investigation, our sole officer and director

  may meet personally with management and key personnel,

  may visit and inspect material facilities,

  obtain independent analysis or verification of certain information provided,

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

     Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

  acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements,

  licenses,

  joint ventures and

  other contractual arrangements.

     We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

     Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

     Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

     If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

     We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

     The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

     Although the terms of such agreement cannot be predicted, generally such an agreement would require:

  specific representations and warranties by all of the parties thereto,

  specify certain events of default,

  detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

  outline the manner of bearing costs if the transaction is not closed,

  set forth remedies upon default, and

  include miscellaneous other terms.

     We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

     Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

     If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

     Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

     We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

     Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Results of operations

From Inception on October 30, 2006 to May 31, 2008

     Since inception, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $112,035, most of which is for the general and administrative expenses. We have not started our proposed business operations and will not do so until we have completed our website.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100 and an additional 977,500 shares of common stock in our public offering in consideration of $97,750.

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

     As of May 31, 2008, our total assets were $5,376 which consisted soley of cash and our total liabilities were $19,561.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 30, 2007 at 4:00 p.m, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-140587) permitting us to offer up to 1,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. In October 2007 we completed our public offering and issued 977,500 shares of common stock in consideration of $97,750. Since completing the public offering we have used the proceeds as follows:

Legal and Accounting	$53,488
Travel	16,177
State Filing Fees	425
Management Contracts	18,500
Bank Fees	196
Office Expenses	3,338
Total Expenses	$92,124

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of July, 2008.

SINO CHARTER INC.
(Registrant)

BY:	BRADLEY W. MILLER
Bradley W. Miller
President, Principal Executive Officer,
Secretary/Treasurer, Principal Financial Officer,
Principal Accounting Officer and a member of the
Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.