Form 10-Q
period 2008-08-31
Sino Charter Inc.
filed 2008-10-20
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53155

SINO CHARTER INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2888 Spring Lakes Drive
Davidsonville, MD 21035
(Address of principal executive offices, including zip code.)

(561) 245-5155
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,977,500 as of October 15, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

SINO CHARTER INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	August 31,	November 30,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$29,405
Deposits	18,000
TOTAL CURRENT ASSETS	18,000	29,405

TOTAL ASSETS	$18,000	$29,405

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accrued interest	$-	$475
Accounts payable and accrued expenses	1,000	8,036
Advances from shareholder	18,000	-
TOTAL CURRENT LIABILITIES	19,000	8,511

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,977,500 shares issued and outstanding	110	110
Additional paid-in capital	116,407	97,740
Deficit accumulated during the development stage	(117,517)	(76,956)
TOTAL STOCKHOLDERS’ EQUITY	(1,000)	20,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,000	$29,405

SINO CHARTER INC (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		From October 30, 2006
					(Inception) through
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	August 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

EXPENSES
Legal and accounting	3,724	7,231	32,111	26,364	76,210
Travel	-	-	4,506	-	16,177
License expense	-	-	-	-	425
Management contracts	-	-	-	-	18,500
Bank fees	-	18	54	58	196
Filing fees	836	-	836	-	836
Office expense	922	150	3,054	450	4,260
Total expenses	5,482	7,399	40,561	26,872	116,604

LOSS FROM OPERATIONS	(5,482)	(7,399)	(40,561)	(26,872)	(116,604)

OTHER EXPENSE
Interest expense	-	(184)	-	(408)	(913)
Total other expense	-	(184)	-	(408)	(913)

LOSS BEFORE TAXES	(5,482)	(7,583)	(40,561)	(27,280)	(117,517)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(5,482)	$(7,583)	$(40,561)	$(27,280)	$(117,517)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	10,977,500	10,000,000	10,977,500	10,000,000

SINO CHARTER INC (A DEVELOPMENT STAGE ENTERPRISE) STATEMENT OF CASH FLOWS
			From October 30,
	For the nine months ended		2006 (Inception)
	August 31,	August 31,	to August 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,561)	$(27,280)	$(117,517)
Adjustments to reconcile net loss to net cash
used by operations:
(Increase) decrease in deposits	(18,000)		(18,000)
Increase(decrease) in accrued interest, related party	(475)	410	-
Increase (decrease) in accounts payable and accrued expenses	(7,036)	8,312	1,000
Net cash used by operating activities	(66,072)	(18,558)	(134,517)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	18,000	18,000	18,000
Capital contribution by former director	18,667		18,667
Proceeds from sale of stock			97,850
Net cash provided by financing activities	36,667	18,000	134,517

NET INCREASE FOR PERIOD	(29,405)	(558)	-

CASH - Beginning of period	29,405	975	-

CASH - End of period	$-	$417	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SINO CHARTER, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
AUGUST 31, 2008

NOTE 1 - Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Sino Charter Inc. (hereinafter “the Company” or “Sino”) was incorporated on October 30, 2006 in the State of Nevada. The Company originally planned to provide internet-based aircraft charter booking for East Asia. Because the Company has not generated expected revenue, the Company decided to pursue other business opportunities.

 The Company is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.

On August 1, 2008, the Company’s former President and sole director entered into a stock purchase agreement with MMH Group, LLC (an entity owned by our current President Matthew Hayden). Pursuant to the terms and conditions of the Stock Purchase Agreement, MMH acquired 10,000,000 shares of our common stock, or approximately 91.1% of our issued and outstanding shares of common stock resulting in a change of control.  The transaction contemplated by the Stock Purchase Agreement closed on August 4, 2008. Simultaneously with the closing of this transaction, MMH sold 2,400,000 of the shares to Ancora Greater China Fund, L.P., and sold 5,600,000 of the shares to Pope Investments II, LLC. As a result of the foregoing MMH owns 2,000,000 shares of our common stock, representing 18.2% of our outstanding common stock.

Unaudited Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month and nine month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended August 31, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of August 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Use of Estimates and Assumptions

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2008, and expenses for the period ended August 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company had negative working capital of $1,000 and an accumulated deficit of $117,517 incurred through August 31, 2008.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RELATED PARTIES TRANSACTIONS

As of August 31, 2008, advances from shareholder amounted to $18,000and represented working capital advances. The advances are unsecured, non-interest bearing, and due on demand.

NOTE 4 - CHANGE IN CONTROL

On August 1, 2008, the Company’s former President and sole director entered into a stock purchase agreement with MMH Group, LLC (an entity owned by our current President Matthew Hayden). Pursuant to the terms and conditions of the Stock Purchase Agreement, MMH acquired 10,000,000 shares of our common stock, or approximately 91.1% of our issued and outstanding shares of common stock resulting in a change of control.  The transaction contemplated by the Stock Purchase Agreement closed on August 4, 2008. Simultaneously with the closing of this transaction, MMH sold 2,400,000 of the shares to Ancora Greater China Fund, L.P., and sold 5,600,000 of the shares to Pope Investments II, LLC. As a result of the foregoing MMH owns 2,000,000 shares of our common stock, representing 18.2% of our outstanding common stock.

NOTE 5 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilites and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilites are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Significant components of the Company’s deferred income tax assets are as follows:

August 31,
2008

Net operating loss carry forward	$41,131
Valuation allowance	(41,131)

Net deferred tax assets	$-

 Based on management’s present assessment, the Company has not yet determined it to be more likely than not that the deferred tax asset of $41,130 at August 31, 2008 attributable to the future utilization of the net operating loss carry forward of $117,517 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

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

We are a start-up corporation and have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated.

Change in Control

On August 1, 2008, the Company’s former President and sole director entered into a stock purchase agreement with MMH Group, LLC (an entity owned by our current President Matthew Hayden). Pursuant to the terms and conditions of the Stock Purchase Agreement, MMH acquired 10,000,000 shares of our common stock, or approximately 91.1% of our issued and outstanding shares of common stock resulting in a change of control.  The transaction contemplated by the Stock Purchase Agreement closed on August 4, 2008. Simultaneously with the closing of this transaction, MMH sold 2,400,000 of the shares to Ancora Greater China Fund, L.P., and sold 5,600,000 of the shares to Pope Investments II, LLC. As a result of the foregoing MMH owns 2,000,000 shares of our common stock, representing 18.2% of our outstanding common stock.

There were no material relationships between us or our affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement.

Plan of Operation

We completed our public offering in October, 2007 and sold 977,500 shares of common stock and raised $97,750. Since then, we have exhausted just about all of our capital. We intend to seek a merger or acquisition candidate for a reverse acquisition.

In the next twelve months, we may need to raise capital to fund our working capital needs.

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

We anticipate that we will contact investment bankers, consultants and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will enter into any arrangement, or that any firm would be retained, or we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange. We anticipate that the business opportunities presented to us will

•	be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;

•	be in need of funds to develop a new product or service or to expand into a new market;

•
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

If stock is purchased from the current shareholders, the transaction could result in gains to them relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

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

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

•	management's analysis of the quality of the other company's management and personnel,

•	the anticipated acceptability of new products or marketing concepts,

•
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

However, because of our limited resources, it is likely that any such fee we agree to pay would be made in stock . The investment criteria considered, among other things, would include the following factors:

•	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•
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

•
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•	The cost of our participation as compared to the perceived tangible and intangible values and potential; and

•
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ and meet all current and/or future standards applicable.

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

•	a description of products

•	services and company history

•	management resumes

•	financial information

•	available projections, with related assumptions upon which they are based

•	an explanation of proprietary products and services;

•	evidence of existing patents, trademarks, or services marks, or rights thereto

•	present and proposed forms of compensation to management

•	a description of transactions between such company and its affiliates during relevant periods

•	a description of present and required facilities

•	an analysis of risks and competitive conditions

•	a financial plan of operation and estimated capital requirements

•
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

•	and other information deemed relevant.

As part of our investigation, our sole officer and director

•	may meet personally with management and key personnel,

•	may visit and inspect material facilities,

•	may obtain independent analysis or verification of certain information provided,

•	check references of management and key personnel, and

•	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

•	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,

•
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

•
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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires of all parties involved in the opportunity and, upon the basis of that review and our negotiating strength, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

•	leases, purchase and sale agreements,

•	licenses,

•	joint ventures and

•	other contractual arrangements.

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

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

•	specific representations and warranties by all of the parties thereto,

•	specify certain events of default,

•	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,

•	outline the manner of bearing costs if the transaction is not closed,

•	set forth remedies upon default, and

•	include miscellaneous other terms.

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

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property

We do not currently own any property.  We utilize office space of our President Matthew Hayden at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of operations

From Inception on October 30, 2006 to August 31, 2008

Since inception, we incorporated the company, hired the auditor, and hired the attorney for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name “www.sinocharter.com”. Our loss since inception is $117,517, most of which is for the general and administrative expenses. We have switched our business focus from online aircraft booking to seeking opportunities for mergers and acquisitions.

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

As of May 31, 2008, our total assets were $18,000 which consisted solely of retainer deposit and our total liabilities were $19,000.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of October, 2008.

SINO CHARTER INC.
(Registrant)

BY:	/s/ Matthew Hayden
Matthew Hayden
President, Principal Executive Officer,
Secretary, Principal Financial Officer,

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.