Form 10-Q
period 2009-03-31
VLOV INC.
filed 2009-05-20
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2009

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-53155

VLOV INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

No 1749-1751 Xiangjiang Road Shishi City, Fujian Province People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(86595) 88554555

(Registrant’s telephone number, including area code)

Sino Charter, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 16,014,421 shares issued and outstanding as of May 6, 2009.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for VLOV, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Registrant” or the “Company” means VLOV Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2009	December 31,
	(unaudited)	2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,204	$2,863
Pledged bank deposits	88	88
Accounts receivable	9,460	7,843
Inventories	489	514
Prepaid expenses	22	-
Total current assets	11,263	11,308
Property, plant and equipment, net	1,043	1,067
Land use rights	269	272
TOTAL ASSETS	$12,575	$12,647

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,522	$2,040
Accrued expenses and other payables	551	543
Amount due to a director	1	2
Bills payable	-	293
Short-term bank loans	733	587
Income taxes payable	1,574	1,613
Total current liabilities	6,381	5,078

Commitments	-	-

Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,000,000 and 14,560,000 shares issued and outstanding as of March 31, 2009 and 2008, respectively	160	146
Additional paid-up capital	1,078	1,091
Statutory reserve	913	913
Retained earnings	3,493	4,876
Accumulated other comprehensive income	550	543
Total stockholders' equity	6,194	7,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,575	$12,647

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$17,865	$11,273
Cost of sales	11,467	6,915
Gross profit	6,398	4,358

Operating expenses:
Selling expenses	745	794
General and administrative expenses	616	764
	1,361	1,558

Income from operations	5,037	2,800

Other income (expenses):
Interest income	7	3
Interest expense	(14)	(15)
	(7)	(12)
Income before provision for income taxes	5,030	2,788
Provision for income taxes	1,257	697

Net income	3,773	2,091

Other comprehensive income:
Foreign currency translation adjustment	16	146

Comprehensive income	$3,789	$2,237

Basic and diluted net earnings per share	$0.25	$0.14

Weighted average number of common shares outstanding, basic and diluted	15,312,000	14,560,000

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$3,773	$2,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	24
(Increase) decrease in assets:
Accounts receivables	(1,627)	(766)
Inventories	23	1,214
Prepaid expenses	(22)	119
Increase (decrease) in liabilities:
Accounts payable	1,485	(536)
Bills payable, accrued expenses and other payables	(284)	(28)
Income and other tax payables	(47)	(2,294)

Net cash provided by operating activities	3,327	(176)

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(50)
Disposals of property, plant and equipment	-	7
Net cash (used in) investing activities	-	(43)

Cash flows from financing activities:
Proceeds from debt financing	440	280
Payments of short-term debt	(293)	(280)
Payments of dividend *	(5,128)	-
Net cash (used in) financing activities	(4,981)	-
Effect of exchange rate changes	(5)	108
Net decrease in cash and cash equivalents	(1,659)	(111)
Cash and cash equivalents, beginning of year	2,863	2,758
Cash and cash equivalents, end of year	$1,204	$2,647

Non-cash transactions
Investment cost in a subsidiary	$(1)	$-

Supplemental disclosure of cash flow information:
Interest paid	$14	$15
Income taxes paid	$571	$792

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VLOV Inc. (“VLOV” or the “Company”), was incorporated in Nevada on October 30, 2006 originally under the name “Sino Charter, Inc.”  On February 13, 2009, the Company completed a share exchange transaction with Peng Xiang Peng Fei Investments Limited (“PXPF”), a British Virgin Island limited liability company, and PXPF became a wholly-owned subsidiary of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of the Company (the legal acquirer) will, in substance, be those of PXPF (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction. The Company changed its name to “VLOV, Inc.” on March 20, 2009 in connection with the share exchange agreement.

From and after the share exchange transaction, the Company’s business is designing, manufacturing and distributing apparel under the brand name “VLOV” in the People’s Republic of China (“China” or the “PRC”). All of the operations are carried out by Jinjiang Yinglin Jinduren Fashion limited (“Jinduren Fashion”), a company organized in the PRC which the Company controls. The Company controls Jinduren Fashion through a series of contractual arrangements between Korea Jinduren (International) Dress Limited (“Korea Jinduren”), a Hong Kong company and the direct wholly-owned subsidiary of PXPF, and Jinduren Fashion. The contractual arrangements between Korea Jinduren and Jinduren Fashion enable the Company to substantially influence the daily operations and financial affairs of Jinduren Fashion, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Korea Jinduren to absorb a majority of the risk of loss from the activities of Jinduren Fashion and enables Korea Jinduren to receive a majority of Jinduren Fashion’s expected residual returns, the Company accounts for Jinduren Fashion as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, the Company consolidates the results, assets and liabilities of Jinduren Fashion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows  for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of PXPF for the year ended December 31, 2008 and the pro forma consolidated financial statements and accompanying notes thereto of the Company for the year ended December 31, 2008 filed with the SEC in the Company’s current report on Form 8-K/A on May 4, 2009.

The consolidated financial statements include the financial statements of the Company, its subsidiaries PXPF and Korea Jinduren, and its VIE, Jinduren Fashion. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.

(b)	Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Significant areas requiring the use of management estimates relate primarily to returns, sales allowances and customer chargebacks, inventory write-downs and valuation of long-lived assets. Actual results could differ from those estimates.

(c)	Revenue Recognition

Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customers. Revenue excludes value- added tax and is net of trade discounts and allowances.

(d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(e)	Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. As of March 31, 2009, all of the trade receivable balances were aged less than 90 days and management has determined no allowance for uncollectible amounts is required.

(f)	Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	5 years
Plant and machinery	5 to 15 years

(g)	Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

(h)	Foreign Currency Translation

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the quarter. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

(j)	Land use rights

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company.However, the government grants the user a “land use right” to use the land.

The Company acquired land use rights on March 25, 2004 for a total amount of US$259,000. These land use right are for 50 years and expire in 2054.

Land use rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years.

Land use rights, which are considered intangible assets, of the Company are reviewed at least annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of  March 31, 2009, the Company expects these assets to be fully recoverable.

(k)	Long-Lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not impairment has occurred when events or circumstances indicate that the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

(l)	Income Taxes

The Company is mainly subject to income taxes in the PRC. Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Company recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences affect the income tax and deferred tax provisions in the period in which such determination is made.

The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, as defined by FIN 48, that require recognition in our financial statements. Our evaluation was performed for the tax year ended December 31, 2008 which was examined by major tax jurisdictions (PRC).  We are in the process of the evaluation for the tax year ending December 31, 2009, which remains subject to examination by major tax jurisdictions (PRC) as of March 31, 2009. We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

(m)	Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and presentation and disclosure of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation gain (loss). The foreign currency translation gains for the three months ended March 31, 2009 and 2008 were $16,000 and $146,000, respectively. Accumulated other comprehensive income is recorded as a separate component of shareholders’ equity.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the three months ended March 31, 2009 and 2008 were approximately $696,000 and $761,000, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions will be completed.

(o)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(p)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $413,000 and $626,000 for the three months ended March 31 2009 and 2008, respectively.

(q)	Fair Value of Financial Instruments

The carrying amount of the Company’s consolidated financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The carrying amount of the Company’s short-term borrowings approximates the fair value based upon current rates and terms available to the Company for similar debt.

(r)	Recently Adopted Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 157 “Fair Value Measurements” and  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“FAS 159”) on January 1, 2008.   SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level I - Quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date.

Level II - Inputs other than quoted prices included within Level I that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level III - Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

Since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Positions (FSPs) to clarify the application of SFAS No. 157.  FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157.  In February 2008, the FASB released FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP No. 157-3 became effective immediately, and includes prior period financial statements that have not yet been issued.  In April 2009, the FASB issued FSP No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107.  The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any financial assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s financial assets mainly consist of cash and cash equivalents, and accounts receivables. The fair values of the financial assets approximate their book value due to short maturities. Therefore, the adoption of the above accounting principles, as they became or will become applicable to the Company, had no significant impact on the measurement of the financial assets.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009.  The adoption of SFAS 141(R) did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  SFAS No. 160 also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted SFAS No. 160 on January 1, 2009.  The adoption of SFAS No. 160 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 also amends certain provisions of SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-05, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-05 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-05 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted EITF 07-05 on January 1, 2009.  The adoption of EITF 07-05 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP 107-1 to have any impact on the Company’s consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):
	March 31,	December 31,
	2009	2008

Buildings	$913	$914
Furniture, fixtures and equipment	84	24
Motor vehicles	196	196
Office equipment	24	84
Plant and machinery	235	235

Total property, plant and equipment	1,452	1,453
Less: accumulated depreciation	(409)	(386)

	$1,043	$1,067

Depreciation and amortization expense was approximately $24,000, and $22,000 for the three months ended March 31, 2009 and 2008, respectively.

(3)	LAND USE RIGHT

Land use right is summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Land use right	$314	$315
Less : accumulated amortization	(45)	(43)
	$269	$272

Amortization expense was approximately $2,000 and $2,000 for the three months ended March 31, 2009 and 2008, respectively.  Amortization expense in each of the next 5 years is expected to be $10,000.

(4)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008

Accrued salaries and wages	$122	$120
Accrued electricity	10	4
Receipts in advance	-	-
Advertising subsidies payables	419	419
Other payables	-	-

	551	543

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$167	$262
Work in process	202	23
Finished goods	120	229

	$489	$514

(6)	RELATED PARTY TRANSACTIONS

The amount due from shareholders and amount due to a director are unsecured, interest-free and repayable on demand.

The Company was granted the rights to use several newly applied trademarks which are owned by the Company's CEO. However, the Company has not utilized the use of these trademarks. The Company's CEO is in the process of transferring these trademarks to the Company.

(7)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	March 31,		December 31,
	2009		2008
		Interest		Interest
	Amounts	Rate	Amounts	Rate

Bank loan	$733	7.611%	$587	9.320%

As of March 31, 2009, the short-term borrowings were secured by personal guarantee granted by Qingqing Wu, a director of the Company.

(8)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):
	Three Months Ended March 31,
	2009	2008

PRC enterprise income tax - current	$1,257	$697

The Company is mainly subject to income taxes in the PRC and provision for the PRC corporate income tax was calculated based on the statutory tax rate of 25% on the taxable income effective from January 1, 2008 pursuant to the PRC Enterprise Income Tax Law (the “New Law”) passed by the Tenth National People’s Congress.

The applicable rates of Hong Kong profit tax for the three months periods ended March 31, 2009 and 2008 were 16.5% and 17.5%, respectively. However, no provision for Hong Kong profit tax has been made for the three months ended March 31, 2009 and 2008 as the Company did not conduct any business which generated profits taxable under the relevant Hong Kong tax laws during the periods.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

(9)	STATUTORY RESERVES

Under PRC regulations, Jinduren Fashion should pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. As of December 31, 2007, the statutory reserve balance of the Company reached 50% of its registered capital, thus, there are no further profits to be set aside for the reserve subsequently.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses.

(10)	LEASE COMMITMENTS

The Company leases certain facilities under, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases.  Rent expense amounted to US$11,000 and US$7,000 for the three months ended March 31, 2009 and 2008 respectively.

Future minimum payments under long-term, non-cancelable leases as of the three months ended March 31, 2009 are as follows:

Future minimum payments

Nine months ended December 31, 2009	$33,000

There are no other non-cancelable leases for the year ended December 31, 2010 and thereafter.

(11)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three Months Ended March 31,
	2009	2008

Customers:
Customer A	20.19%	25.31%
Customer B	12.11%	14.60%
Customer C	10.06%	16.93%
Customer D	13.46%	*
Customer E	11.03%	*

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended March 31,
	2009	2008

Vendors:
Vendor A	10.74%	33.49%
Vendor B	11.15%	*
Vendor C	17.00%	34.74%
Vendor D	*	11.16%

* Less than 10%

The concentration makes the Company vulnerable to a near-term severe impact should the relationships be terminated.

(12)	EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2009 and 2008 were determined by dividing net income for the three-month periods by the weighted average number of common shares outstanding.

(13)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Jinduren Fashion participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Jinduren Fashion is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Its contributions to the plan amounted to $43,000 and $41,000 for the three months ended March 31, 2009 and 2008.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may, “will,” “could,” “expect,, “anticipate,” “intend,” “believe, “estimate,” “plan,” “predict” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Company's current report on Form 8-K filed with the SEC on February 13, 2009.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

In this Form 10-Q, references to “we,” “our, “us,” the "Company”, or the “Registrant” refer to VLOV, Inc., a Nevada corporation, its subsidiary and affiliated entities.

Overview

VLOV, Inc. (“VLOV” or the “Company”), formerly known as Sino Charter, Inc., was incorporated in Nevada on October 30, 2006.  Prior to February 13, 2009, the Company was a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  On February 13, 2009, the Company entered into a share exchange transaction with Peng Xiang Peng Fei Investments Limited (“Peng Xiang”), a British Virgin Islands company, and acquired its apparel business in the People’s Republic of China (“China” or “PRC”), which is marketed and distributed under the brand name “V·LOV.”  The share exchange transaction closed on February 13, 2009, and Peng Xiang became a wholly-owned subsidiary of the Company.

Peng Xiang is a holding company that, through its wholly-owned subsidiary, Korea Jinduren (International) Dress Limited (“Korea Jinduren”), a Hong Kong company, controls Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), a PRC company, by a series of contractual arrangements.  Yinglin Jinduren holds the government licenses and approvals necessary to operate the V·LOV apparel business in China.  Neither the Company nor its direct and indirect subsidiaries own any equity interests in Yinglin Jinduren, but control and receive the economic benefits of its business operations through contractual arrangements. Through Korea Jinduren, the Company has contractual arrangements with Yinglin Jinduren and its owners to provide consulting and other general business operation services on an exclusive basis. Through these contractual arrangements, the Company also has the ability to substantially influence the daily operations and financial affairs of Yinglin Jinduren. As a result of these contractual arrangements, which enable the Company to control Yinglin Jinduren and to receive, through Korea Jinduren, all of its net profits, the Company is considered the primary beneficiary of Yinglin Jinduren. Accordingly, the Company consolidates the results, assets and liabilities of Yinglin Jinduren in its financial statements.

On March 20, 2009, the Company changed its name to “VLOV, Inc.” to better reflect the direction and business of the Company after the share exchange transaction with Peng Xiang.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in note 1 to our financial statements under the section above titled “Financial Statements,” we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition

Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for goods sold and services provided in the normal course of business, net of discounts and sales related taxes. Revenue from sale of goods is recognized when the goods are delivered and title has passed.

Accounts Receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past As of March 31, 2009, all of the trade receivable balances were aged less than 90 days and management has determined no allowance for uncollectible amounts is required.

Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	5 years
Plant and machinery	5 to 15 years

Income Taxes

The Company is mainly subject to income taxes in the PRC. While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. The Company has concluded all PRC corporate income tax matters through fiscal year 2008. We do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of this or other audits within the next twelve months.

The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109 and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and operating accounts are translated using the average exchange rate prevailing during the quarter. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Results of Operations

	Three Month Periods Ended March 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Sales	$17,865	100.00%	$11,273	100.00%
Gross Profit	$6,398	35.81%	$4,358	38.66%
Operating Expense	$1,361	7.62%	$1,558	13.82%
Income From Operations	$5,037	28.19%	$2,800	24.84%
Other Expenses / (Income)	$7	0.04%	$12	0.11%
Income tax expenses	$1,257	7.04%	$697	6.18%
Net Income	$3,773	21.11%	$2,091	18.55%

Sales for the three months ended March 31, 2009 were $17,865,000, an increase of 58.48% from $11,273,000 for the same period of 2008.  We generate revenue primarily from the production and sale of garments in the domestic Chinese markets through our 689 Point-of-Sales (“POS”) spread across 10 provinces.  The increase in our sales was primarily attributable to our marketing efforts under the VLOV brand and the rapid expansion of our sales network.

The following table sets forth a breakdown of our total sales revenue, by provinces, for the periods indicated:

	Three Month Periods Ended March 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth in 2009 compared with 2008

Beijing	$818	4.58%	$292	2.59%	180.14%
Zhejiang	$3,607	20.19%	$2,853	25.31%	26.43%
Shandong	$1,970	11.03%	$904	8.02%	117.92%
Jiangxi	$2,163	12.11%	$1,645	14.59%	31.49%
Yunnan	$1,797	10.06%	$1,908	16.93%	(5.82)%
Shanxi	$1,285	7.19%	$413	3.66%	211.14%
Liaoning	$1,185	6.63%	$701	6.22%	69.04%
Hubei	$2,405	13.46%	$862	7.65%	179.00%
Henan	$1,303	7.29%	$838	7.43%	55.49%
Guangxi	$1,200	6.72%	$799	7.09%	50.19%
Others	$132	0.74%	$58	0.51%	127.59%
Total Net Sales	$17,865	100.00%	$11,273	100.00%	58.48%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Month Periods Ended March 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$17,865	100.0%	$11,273	100.0%
O.E.M. Finished Goods	$10,685	93.18%	$3,369	48.72%
Raw Materials	$465	4.06%	$2,560	37.03%
Labor	$169	1.47%	$166	2.4%
Outsource Production Costs	$-	-%	$680	9.83%
Other and Overhead	$148	1.29%	$140	2.02%
Total Cost of Sales	$11,467	64.19%	$6,915	61.34%
Gross Profit	$6,398	35.81%	$4,358	38.66%

Raw materials cost and outsource production cost accounted for 4.06% and 0%, respectively, of our total net sales for the period ended March 31, 2009, compared to 37.03% and 9.83%, respectively, in the three months ended March 31, 2008.

Labor cost accounted for 1.47% of our total net sales for the first three months in 2009, decreased by 0.93% compared to the same period in 2008, because the company has more reliance on O.E.M. goods.

Total cost of sales for the three months ended March 31, 2009 was $11,467,000, an increase of 65.83% from $6,915,000 for the same period in 2008. As a percentage of total net sales, our cost of sales increased to approximately 64.19% of total net sales for the three months ended March 31, 2009, up slightly from approximately 61.34% of total net sales for the same period in 2008. Consequently, gross margin as a percentage of total net sales decreased slightly to 35.81% for the three months ended March 31, 2009 from 38.66% for the same period in 2008. Our gross margin decreased mainly due to a downturn in the economy and keen competition.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended March 31,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$818	$525	$293	35.82%	$292	$178	$114	39.04%
Zhejiang	$3,607	$2,315	$1,292	35.82%	2,853	$1,746	$1,107	38.80%
Shandong	$1,970	$1,265	$705	35.79%	904	$553	$351	38.83%
Jiangxi	$2,163	$1,389	$774	35.78%	1,645	$1,014	$631	38.36%
Yunnan	$1,797	$1,153	$644	35.84%	1,908	$1,168	$740	38.78%
Shanxi	$1,285	$825	$460	35.80%	413	$253	$160	38.74%
Liaoning	$1,185	$760	$425	35.86%	$701	$440	$261	37.23%
Hubei	$2,405	$1,544	$861	35.80%	862	$526	$336	38.98%
Henan	$1,303	$836	$467	35.84%	838	$511	$327	39.02%
Guangxi	$1,200	$770	$430	35.83%	799	$489	$310	38.80%
Others	$132	$85	$47	35.61%	58	$37	$21	36.21%
Total	$17,865	$11,467	$6,398	35.81%	11,273	$6,915	$4,358	38.66%

Overall gross margin for the three months ended March 31, 2009 was 35.81%, which decreased slightly from 38.66% for the same three month period in 2008 due to the economic downturn and fierce competition.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2009		2008
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$6,398	35.81%	$4,358	38.66%
Operating Expenses:
Selling Expenses	745	4.17%	794	7.04%
General and Administrative Expenses	616	3.45%	764	6.78%
	1,361	7.62%	1,558	13.82%
Income from Operations	$5,037	28.19%	$2,800	24.84%

Selling expenses for the three months ended March 31, 2009 decreased by 6.17% from $794,000 for the same period in 2008 to $745,000 in 2009.  The decrease was mainly due to a decrease in advertising expenses.

General and administrative expenses decreased by 19.37% from $764,000 for the three month period in 2008 to $616,000 for the same period in 2009.  The decrease was mainly due to a decrease in expenses on research & development.

Interest Expenses

Interest expenses were $14,000 for the three months ended March 31, 2009 compared to $15,000 for the same period in 2008. There were no significant changes in outstanding amount of bank loan and interest rate, thus, the interest expenses remain fairly constant. This decrease was mainly due to the change in exchange rates between US dollars and RMB during the two years.

Income Tax Expenses

Income tax expenses for March 31, 2009 and 2008 amounted to $1,257,000 and $697,000, respectively, and our income tax rates were 25% during 2008 and 2009. The increase in income tax expenses was attributable to an increase in pre-tax income.

Net Income

Net income for the three months ended March 31, 2009 was $3,773,000, an increase of 80.44% from $2,091,000 for the same period in 2008. This increase was mainly attributable to an increase in sales volume and a decrease in research & development and advertising expenses.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $1,204,000, other current assets of $10,068,000 and current liabilities of $6,381,000. We presently finance our operations primarily from the cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowing as potential means of financing.

Net cash provided by operating activities for the three months ended March 31, 2009 was $4,206,000 compared with net cash provided by operating activities of $2,340,000 for the same period in 2008. This increase was mainly attributable to increase in sales income.

There was no cash used in investing activities for the three months ended March 31, 2009, compared with $43,000 used in investing activities for the same period in 2008. This decrease in net cash for investing activities was mainly because we did not purchase any fixed assets during the first three months ended March 31, 2009.

Net cash used in financing activities was $5,860,000 for the three months ended March 31, 2009, compared with $2,516,000 net cash used in financing activities for the same period in 2008. The increase in net cash used in financing activities was mainly due to payment of dividend.

As of March 31, 2009, the inventories had decreased to $489,000 compared with $3,665,000 as of March 31, 2008 as finished goods decreased to $120,000 as of March 31, 2009 from $3,273,000 as of March 31, 2008 resulting from more reliance on O.E.M products.

As of March 31, 2009, we had accounts receivable of $9,460,000, compared with $5,484,000 as of March 31, 2008. The accounts receivable turnover ratio increased to 43.58 days as of March 31, 2009 from 39.91 days as of March 31, 2008. The increase in accounts receivables was mainly due to a large increase in sales volume.

As of March 31, 2009, we had accounts payables of $3,522,000, compared with $3,286,000 as of March 31, 2008. The increase was mainly due to an increase in purchase to meet the increased sales order.

As of March 31, 2009, we had accrued expenses and other payables of $551,000, compared with $714,000 as of March 31, 2008. The decrease was mainly due to a decrease in subsidiaries and distributors.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We present below a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
		Total	Less than 1 year	1 Year +
		(in thousands of dollars)
Contractual Obligations:

Total Indebtedness		$733	$733	$

Operating Leases		33	33

Total Contractual Obligations:	$	$766	$766	$

Total indebtedness consists of installment loans from financial institutions in the PRC.

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under certain lease arrangements.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

As all of the Company’s business is carried out in the PRC and uses the RMB as its only functional currency. Hence, the effect of the fluctuations of the Renminbi exchange rate relative to other currencies is considered minimal to our business operations.  .  However, we use the United States dollar for financial reporting purposes and therefore, fluctuations in the exchange rate between the Renminbi and the U.S dollar will result in increases or decreases in other comprehensive income or loss.  Conversion of Renminbi into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of Renminbi, there can be no assurance that such exchange rate will not again become volatile or that Renminbi will not strengthen or devalue significantly against the US dollar.  Exchange rate fluctuations may adversely affect the value, in US dollar terms, of our net assets and income derived from our operations in the PRC.

Credit Risk

The Company’s credit risks are primarily attributable to trade receivables and bank balances.

The Company’s maximum exposure to credit risk in the event of the counterparties failure to perform their obligations as at March 31, 2009 in relation to each class of recognized financial assets is the carrying amount of those assets as stated in the consolidated balance sheets. In order to minimize credit risk, management reviews the accounts receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. As of March 31, 2009, all of the trade receivable balances were aged less than 90 days and management has determined no allowance for uncollectible amounts is required.

The Company’s bank balances and cash are deposited with banks of high credit rating and the Company has limited the exposure to any single financial institution. The credit risk on liquid funds is limited because the counterparties are banks with good credit-rating. The Company has no significant concentration of credit risks as it exposure spread over a number of counterparties and customers.

Item 4T.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.                 Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Industry

Negative changes in the economy, such as the recent deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and continuing into 2009, the global economic environment has deteriorated significantly. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In China, we have experienced a slowdown in customer traffic and a highly promotional environment where retailers compete fiercely for dwindling business.  For the quarter ended March 31, 2009, our overall gross margin decreased as a result of the downturn in the economy and fierce competition.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, maintain sales levels at our existing POS, or maintain or improve our margins from operations as a percentage of net sales.  Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders.  If the economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel producers both in China and other countries.  Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can.  As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumers needs.

Competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the apparel industry from other established companies.  A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do.  Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products.  In addition, new companies may enter the markets in which we compete, further increasing competition in the industry.  We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control.  We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

The worldwide apparel industry is subject to ongoing pricing pressure.

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution.  These factors contribute to ongoing pricing pressure throughout the supply chain.  This pressure has and may continue to:

•	require us to reduce wholesale prices on existing products;

•	result in reduced gross margins across our product lines; and

•	increase pressure on us to further reduce our production costs and our operating expenses.

Any of these factors could adversely affect our business and financial condition.

Fluctuation in the price, availability and quality of raw materials could increase our cost of goods and decrease our profitability.

We purchase raw materials directly from local fabric and accessory suppliers.  We may also import specialty fabrics to meet specific customer requirements.  We also purchase finished goods from other contract manufacturers.  The prices we charge for our products are dependent in part on the market price for raw materials used to produce them.  The price, availability and quality of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors.  Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers.

For the three months ended March 31, 2009, we relied on three suppliers for 17.00%, 11.15% and 10.74%, respectively, of our total supply purchases. For the three months ended March 31, 2008, we relied on three suppliers for 34.74%, 33.49% and 11.16%, respectively, of our total supply purchases. We do not have any long-term written agreements with any of our suppliers and do not anticipate entering into any such agreements in the near future.  We do not believe that loss on any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Our continued operations depend on current fashion trends.  If our designs and products do not continue to be fashionable, our business could be adversely affected.

Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent and build on our brand and image at a pace and intensity competitive with our competition.  The novelty and the design of our VLOV apparel are critical to our success and competitive position, and the inability to continue to develop and offer unique products to our customers could harm our business.  We cannot be certain that trendy apparel and related accessories will continue to be fashionable.  Should the trend steer away from apparel and related accessories such as ours, our sales could decrease and our business could be adversely affected.  In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the growth of our brand image.  If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired.  Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular.  In the past, many apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Yinglin Jinduren commenced business in 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the apparel industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;

•	attract additional customers and increase spending per customer;

•	respond to competitive market conditions;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our net sales from $4.74 million in 2004 to $51.86 million in 2008. In the first three months in 2009, we have sales of $17.87 million, compared to $11.27 million in the same period in 2008, we anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth.  Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our contract manufacturers for most of our products when we receive all of our customers’ orders.  We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

We rely on our distributors to operate our retail network.

Our distributors operate, directly or indirectly via third parties, our V·LOV POS. We do not own or operate any V·LOV retail stores ourselves. We depend on our distributors’ regional retail experience and economies of scale. We may not be able to expand the geographical coverage of our existing distributors, or be able to engage new distributors who have strong network and retail experience, which may substantially impair our sales targets. We rely on our distributors in the management and expansion of the V·LOV retail sales network. Even though we provide retail policies and guidelines, training, advertising and marketing support, our distributors might not carry out our visions and satisfy the needs of our business. Our sales to distributors also may not correlate directly to the demand for our products by end customers. If our distributors mismanage and do not effectively expand our retail network, our business and our reputation can be adversely affected.

We rely on contract manufacturing of our products.  Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source our products from independent manufacturers who purchase fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive delivery from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights in China. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers.

Our business could suffer from the financial instability of our distributors.

We sell our product to certain distributors on open accounts with 30 to 60 day payment terms, but these arrangements are not always possible.  Financial difficulties of our distributors could result in losses for our company.

The loss of our incoming Chief Executive Officer, Chief Designer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our incoming Chief Executive Officer, Mr. Qingqing Wu, our Chief Designer, Mr. Fengfei Zeng, and other key management personnel.  Mr. Wu and Mr. Zeng spend all of their working time on our company's business. It may be difficult to find qualified individuals to replace Mr. Wu and Mr. Zeng or other key management personnel if we were to lose any one or more of them. The loss of Mr. Wu, Mr. Zeng or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.  Furthermore, most members of our design team, with the exception of Mr. Zeng, are not currently under contract. Mr. Zeng does not have a non-competition clause in his contract, however, so there is nothing to restrict him from leaving V·LOV and going to work for a competitor.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for denim and related apparel, and accessories delivery date delays, timing of new POS openings.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control.  For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring during the Chinese New Year holiday in early spring, Labor Day holiday in early May, summer months, and National Day holiday in early October.  Delays in scheduling or pickup of products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter.  The timing of new POS openings and the amount of revenue contributed by new POS could also impact our net sales and results of operations for any given quarter.  As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year.  Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

We depend on our distributors for our sales. A significant adverse change in our relationship with a distributor or in a distributor’s performance or financial position could harm our business and financial condition.

For the three months ended March 31, 2009, our five largest distributors represented approximately 66.85% of our total net sales. A decision by a major distributor, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, while we have long-standing relationships, we do not have long term contracts with any of our distributors. We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon satisfying certain criteria.

We do not believe that there is any material risk of loss of any of these distributors during the next 12 months. We also believe that the unexpected loss of these distributors could have material adverse effect on our earnings or financial condition.  While we believe that we could replace these distributors within 12 months, the loss of which will not have material adverse effect on our financial condition in the long term.  None of our affiliates are officers, directors, or material shareholders of any of these distributors.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Failure to timely comply with the requirements of Section 404 or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Beginning with our Annual Report for the year ended December 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  Additionally, for the fiscal year ended December 31, 2009 our independent registered public accounting firm will be required to issue a report and their evaluation of the operating effectiveness of our internal control over financial reporting.  Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources.  If we are not able to complete our assessments as required under Section 404 in a timely manner, we and our independent registered public accounting firm would be unable to conclude that our internal control over financial reporting is effective. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities. In addition, our independent registered public accounting firm may not conclude that our internal control over financial reporting is operating effectively.  We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements.  Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquiring new systems with new functionality.  We are considering additional investments in updating our current system to help us improve our internal control system and to meet compliance requirements under Section 404.  We are also continuing to develop and update our internal information systems on a timely basis to meet our business expansion needs.  Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

Business interruptions could adversely affect our business.

Our operations and the operations of our suppliers and distributors are vulnerable to interruption by fire, earthquake, hurricanes, power loss, telecommunications failure and other events beyond our control. In the event of a major natural disaster, we could experience business interruptions, destruction of facilities and loss of life. In the event that a material business interruption occurs that affects us or our suppliers or distributors, deliveries could be delayed and our business and financial results could be harmed.

We must attract more consumers within our targeted profile and female consumers to our brand.

Our V·LOV brand sales are weighted towards male consumers 15 to 34 years of age. If we are not successful in attracting consumers within our demographic profile and more female consumers to our brands, our results of operation and our ability to grow will be adversely affected.

Risks Related to Our Corporate Structure

We conduct our business through Yinglin Jinduren by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Korea Jinduren and Yinglin Jinduren. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Yinglin Jinduren and its owners) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 may require us to register with the relevant government authority the security interests on the equity interests in Yinglin Jinduren granted to us under the equity pledge agreements that are part of the contractual arrangements. If we are required to register such security interests, failure to complete such registration in a timely manner may result in such equity pledge agreements to be unenforceable against third party claims.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we, Korea Jinduren or Yinglin Jinduren are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC consolidated entities;

•	discontinuing or restricting the operations of our PRC consolidated entities;

•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Yinglin Jinduren and its owners may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Yinglin Jinduren, and rely on contractual arrangements to control and operate the company and its businesses. These contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Yinglin Jinduren could fail to take actions required for our business despite its contractual obligation to do so. If Yinglin Jinduren fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that the owners of Yinglin Jinduren will act in our best interests.

Because we rely on the consulting services agreement with Yinglin Jinduren for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Korea Jinduren, our indirect wholly owned subsidiary, and Yinglin Jinduren. As a result, we currently rely entirely for our revenues on dividends payments from Korea Jinduren after it receives payments from Yinglin Jinduren pursuant to the consulting services agreement which forms a part of the contractual arrangements. The consulting services agreement may be terminated by written notice of Korea Jinduren or Yinglin Jinduren in the event that: (a) Yinglin Jinduren causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Korea Jinduren terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Korea Jinduren may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Yinglin Jinduren, the termination of the consulting services agreement would sever our ability to continue receiving payments from Yinglin Jinduren under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on dividends paid by our consolidated operating entity to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entity for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by Yinglin Jinduren, which are passed on to us through Korea Jinduren. If any of our consolidated operating subsidiaries incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements Korea Jinduren currently have in place with Yinglin Jinduren, in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entity only out of its retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entity is restricted in its ability to transfer a portion of its net income to us whether in the form of dividends, loans or advances. As of March 31, 2009, our restricted reserves totaled $913,000 and we had retained earnings of $3.50 million. Our restricted reserves are not distributable as cash dividends. Any limitation on the ability of our consolidated operating subsidiaries to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Qingqing Wu, our incoming Chief Executive Officer, is also the Chairman Yinglin Jinduren. Mr. Yushan Zheng, who is our Chief Financial Officer, is the Chief Financial Officer of Yinglin Jinduren. Mr. Zhifan Wu, who is one of our directors, is the Executive Director of Yinglin Jinduren. Conflicts of interests between their respective duties to our company and Yinglin Jinduren may arise. As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and Yinglin Jinduren. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Yinglin Jinduren’s interests to sever the contractual arrangements with Korea Jinduren, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Yinglin Jinduren is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Yinglin Jinduren or our officers or directors who are members of Yinglin Jinduren’s management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Yinglin Jinduren and its management, all of which are located in China.

Risks Related to Doing Business in China

Yinglin Jinduren is subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our indirect investments in Yinglin Jinduren. As a result of our holding company structure, we rely entirely on payments from that company under the contractual arrangements with our indirect wholly owned subsidiary, Korea Jinduren. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

All of our assets are located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials.  Rising wages in China may increase our overall costs of production.  In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production.  If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Nevada, we conduct substantially all of our operations in China through Yinglin Jinduren.  All of our officers and directors reside outside the United States and some or all of the assets of those persons are located outside of the United States.  As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise.  Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Yinglin Jinduren. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

 Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.

The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Nevada holding company and substantially all of our income is derived from the operations of Yinglin Jinduren located in the PRC, which is contractually obligated to pay its quarterly profits to our WFOE. Therefore, dividends paid to us by our WFOE in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2003. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared to larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding our financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Fujian, China where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

No cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the NYSE Alternext (formerly known as the American Stock Exchange) or Nasdaq Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 59.98% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation, as amended, contain a provision permitting us to eliminate the liability of our directors for monetary damages to our company and shareholders to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

We are subject to reporting obligations concerning our internal controls, under the U.S. securities laws.  The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  In addition, an independent registered public accounting firm must report on the effectiveness of these controls beginning in 2009.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to sales revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent material misstatements, or in certain extreme cases, fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Report on Form 8-K filed with the SEC on February 13, 2009, and our Annual Report on Form 10-K filed with the SEC on February 23, 2009.

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement (3)
3.1	Articles of Incorporation of Sino Charter, Inc. (1)
3.2	Articles of Merger filed with the Secretary of State of Nevada on March 4, 2009 and which is effective March 20, 2009 (4)
3.3	Certificate of Correction filed with the Secretary of State of Nevada on March 6, 2009 (4)
3.4	Bylaws of Sino Charter, Inc. (1)
3.5	Amendment to the Bylaws of Sino Charter, Inc. (3)
4.1	Specimen Stock Certificate of Sino Charter, Inc. (1)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Consulting Services Agreement (3)
99.2	Operating Agreement (3)
99.3	Equity Pledge Agreement (3)
99.4	Option Agreement (3)
99.5	Voting Rights Proxy Agreement (3)
99.6	Audited Committee Charter (2)
99.7	Disclosure Committee Charter (2)

* Filed Herewith.

(1) Previously filed with our Registration Statement on Form SB-2 on February 9, 2007.
(2) Previously filed with our Annual Report on Form 10-K on March 7, 2008
(3) Previously filed with our Current Report on Form 8-K on February 13, 2009.
(4) Previously filed with our Current Report on Form 8-K on March 20, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: May 20, 2009	By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer