Form 10-Q
period 2009-06-30
VLOV INC.
filed 2009-08-13
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 16,014,421 shares issued and outstanding as of August 13, 2009.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for VLOV Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2009	December 31,
	(unaudited)	2008

ASSETS
Current Assets:
Cash and cash equivalents	$2,286	$2,863
Pledged bank deposits	-	88
Accounts receivable	10,039	7,843
Inventories	495	514
Prepaid expenses	15	-
Total current assets	12,835	11,308
Property, plant and equipment, net	1,021	1,067
Land use rights	267	272
TOTAL ASSETS	$14,123	$12,647

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,407	$2,040
Accrued expenses and other payables	106	543
Amount due to a director	1	2
Bills payable	-	293
Short-term bank loans	733	587
Income taxes payable	1,362	1,613
Total current liabilities	5,609	5,078

Commitments and contingencies	-	-

Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,000,000 and 14,560,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	160	146
Additional paid-up capital	1,078	1,091
Statutory reserve	913	913
Retained earnings	5,834	4,876
Accumulated other comprehensive income	529	543
Total stockholders' equity	8,514	7,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,123	$12,647

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$14,073	$19,405	$31,939	$30,566
Cost of sales	8,997	12,358	20,464	19,199
Gross profit	5,076	7,047	11,475	11,367

Operating expenses:
Selling expenses	1,314	787	2,059	1,581
General and administrative expenses	438	822	1,052	1,585
	1,752	1,609	3,111	3,166

Income from operations	3,324	5,438	8,364	8,201

Other income (expenses):
Interest income	3	5	10	9
Interest expense	(14)	(16)	(28)	(32)
	(11)	(11)	(18)	(23)
Income before provision for income taxes	3,313	5,427	8,346	8,178
Provision for income taxes	1,003	1,357	2,260	2,044

Net income	2,310	4,070	6,086	6,134

Other comprehensive income:
Foreign currency translation adjustment	(21)	186	(14)	332

Comprehensive income	$2,289	4,256	$6,072	$6,466

Basic and diluted net earnings per share	$0.14	0.28	$0.39	$0.42

Weighted average number of common shares outstanding, basic and diluted	16,000,000	14,560,000	15,657,901	14,560,000

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$6,086	$6,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50	52
Write off of property, plant and equipment	-	1
(Increase) decrease in assets:
Accounts receivables	(2,207)	(4,027)
Inventories	17	4,044
Prepaid expenses	(15)	128
Increase (decrease) in liabilities:
Accounts payable	1,371	(1,139)
Bills payable, accrued expenses and other payables	(521)	(531)
Income and other tax payables	(458)	(1,386)
Net cash provided by operating activities	4,323	3,276

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(59)
Disposals of property, plant and equipment	-	7
Net cash used in investing activities	-	(52)

Cash flows from financing activities:
Pledged bank deposits	88	85
Amount due from a director	-	163
Proceeds from debt financing	440	284
Payments of short-term debt	(293)	(284)
Payments of dividend *	(5,130)	(3,120)
Net cash used in financing activities	(4,895)	(2,872)
Effect of exchange rate changes	(5)	183
Net (decrease) increase in cash and cash equivalents	(577)	535
Cash and cash equivalents, beginning of year	2,863	2,758
Cash and cash equivalents, end of year	$2,286	$3,293

Supplemental disclosure of cash flow information:
Interest paid	$28	$15
Income taxes paid	$1,829	$792

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

VLOV Inc. (“VLOV” or the “Company”) was incorporated in Nevada on October 30, 2006 originally under the name “Sino Charter, Inc.” (“Sino Charter”)  On February 13, 2009, Sino Charter completed a share exchange transaction with Peng Xiang Peng Fei Investments Limited (“PXPF”), a British Virgin Island limited liability company, and PXPF became a wholly-owned subsidiary of the Company. The share exchange transaction was accounted for as a reverse acquisition and recapitalization and, as a result, the consolidated financial statements of Sino Charter (the legal acquirer) is, in substance, those of PXPF (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of Sino Charter being included effective from the date of the share exchange transaction. Sino Charter, Inc. changed its name to “VLOV Inc.” on March 20, 2009 in connection with the share exchange transaction.

VLOV is in the business of designing, manufacturing and distributing apparel under the brand name “VLOV” in the People’s Republic of China (“China” or the “PRC”). All of the operations are carried out by Jinjiang Yinglin Jinduren Fashion limited (“Yinglin Jinduren”), a company organized in the PRC which the Company controls. VLOV controls Yinglin Jinduren through a series of contractual arrangements between Korea Jinduren (International) Dress Limited (“Korea Jinduren”), a Hong Kong company and the wholly-owned direct subsidiary of PXPF, and Yinglin Jinduren. The contractual arrangements between Korea Jinduren and Yinglin Jinduren enable VLOV to substantially influence the daily operations and financial affairs of Yinglin Jinduren, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligate Korea Jinduren to absorb a majority of the risk of loss from the activities of Yinglin Jinduren and enable Korea Jinduren to receive a majority of Yinglin Jinduren’s expected residual returns, VLOV accounts for Yinglin Jinduren as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Accordingly, VLOV consolidates the results, assets and liabilities of Yinglin Jinduren.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows  for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of PXPF for the year ended December 31, 2008 and the pro forma consolidated financial statements and accompanying notes thereto of the Company for the year ended December 31, 2008 filed with the Company’s current report on Form 8-K/A on May 4, 2009.

The consolidated financial statements include the financial statements of the Company, its subsidiaries PXPF and Korea Jinduren, and its VIE, Yinglin Jinduren. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.

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

Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customers. Revenue excludes value-added tax and is net of trade discounts and allowances.

(d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(e)	Accounts Receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.  As of June 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined no allowance for uncollectible amounts is required.

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

The Company’s functional currency is Renminbi (“RMB”) and its reporting currency is U.S. dollars. The Company’s balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet dates and operating accounts are translated using the average exchange rate prevailing during the respective periods. Equity accounts are translated using the historical rate as incurred. Translation gains and losses are deferred and accumulated as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

(j)	Land Use Right

All land in the PRC is state-owned and cannot be sold to any individual or company. However, the government grants “land use right” to allow individuals or companies to use land.

The Company acquired land use right on March 25, 2004 for a total amount of US$259,000. Such land use right is for 50 years and expires in 2054.

Land use right is stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years.

The Company’s land use right, which is considered intangible asset is reviewed at least annually to determine whether its carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects such asset to be asset fully recoverable.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, as defined by FIN 48, that require recognition in our financial statements. Our evaluation was performed for the tax year ended December 31, 2008 which was examined by major tax jurisdictions (PRC).  We are in the process of the evaluation for the tax year ending December 31, 2009, which remains subject to examination by major tax jurisdictions (PRC) as of June 30, 2009. We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

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

The Company’s only component of other comprehensive income is foreign currency translation gain (loss). The foreign currency translation loss and gain for the three and six months ended June 30, 2009 and 2008 were approximately ($21,000), $186,000, ($14,000) and $332,000, respectively. Accumulated other comprehensive income is recorded as a separate component of shareholders’ equity.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising costs were approximately $748,000 and $549,000 for the three months and $1,444,000 and $1,313,000 for the six months ended June 30, 2009 and 2008, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions are completed.

(o)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(p)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $368,000, $623,000, $781,000 and $1,250,000 for the three months and six months ended June 30 2009 and 2008, respectively.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting.  The adoption of FSP 107-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the Financial Accounting standards Board (FASB) issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events.  SFAS 165 establishes the principles and requirements for the disclosure of subsequent events including the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity will make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009, and should be applied prospectively.  Management evaluated events that occurred after June 30, 2009 and as of August 13, 2009, the date the interim financial statements as of and for the three-months and six-months ended June 30, 2009 were issued, and determined that there was no significant event as defined by SFAS 165.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Buildings	$914	$914
Furniture, fixtures and equipment	84	84
Motor vehicles	196	196
Office equipment	24	24
Plant and machinery	235	235

Total property, plant and equipment	1,453	1,453
Less: accumulated depreciation	(432)	(386)

	$1,021	$1,067

Depreciation expense was approximately $22,000, $26,000, $46,000 and $48,000 for the three months and six months ended June 30, 2009 and 2008, respectively.

(3)	LAND USE RIGHT

Land use right is summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Land use right	$314	$315
Less : accumulated amortization	(47)	(43)
	$267	$272

Amortization expense was approximately $2,000 per quarter for the three months and six months ended June 30, 2009 and 2008, respectively.  Amortization expense for each of the next 5 years is expected to be $8,000.

(4)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Accrued salaries and wages	$103	$120
Accrued electricity	3	4
Advertising subsidies payables	-	419

	106	543

(5)	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$160	$262
Work in process	133	23
Finished goods	202	229

	$495	$514

(6)	RELATED PARTY TRANSACTIONS

The amount due to a director is unsecured, interest-free and repayable on demand.

The Company has been granted the rights to use several newly applied trademarks which are owned by the Company's Chief Executive Officer. However, the Company has not utilized the use of these trademarks. The Company's Chief Executive Officer is in the process of transferring these trademarks to the Company.

(7)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	June 30,			December 31,
	2009			2008
		Interest			Interest
	Amounts	Rate	Due date	Amounts	Rate	Due date
Bank loan 1	293	7.43%	1/16/2010	293	11.21%	1/8/2009
Bank loan 2	294	7.43%	11/30/2009	294	7.43%	11/30/2009
Bank loan 3	146	7.97%	3/23/2010	-

	$733			$587

As of June 30, 2009, the short-term borrowings were secured by personal guarantee granted by the Company’s Chief Executive Officer.

(8)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

PRC enterprise income tax - current	$2,260	$2,044

The Company is mainly subject to income taxes in the PRC and provision for the PRC corporate income tax was calculated based on the statutory tax rate of 25% on taxable income effective from January 1, 2008 pursuant to the PRC Enterprise Income Tax Law passed by the Tenth National People’s Congress.  For the six months periods ended June 30, 2009, the income tax provision also included additional income tax provision for the year ended 2008 because of a change in management’s estimate of the tax liability for 2008 based on the information that became available during the period.

The applicable rates of Hong Kong profit tax for the three months periods ended June 30, 2009 and 2008 were 16.5% and 17.5%, respectively. However, no provision for Hong Kong profit tax has been made for the three months and six months ended June 30, 2009 and 2008 as the Company did not conduct any business which generated taxable profits under the relevant Hong Kong tax laws during the periods.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from BVI’s domestic corporate tax.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

(9)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren should pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, Yinglin Jinduren is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of such reserves reaches 50% of Yinglin Jinduren’s registered capital. As of December 31, 2007, the balance of Yinglin Jinduren’s statutory reserves reached 50% of its registered capital. Thus, no further profits are required to be set aside for the statutory reserves.  The statutory reserves are not distributable as cash dividends to the Company.

(10)	LEASE COMMITMENTS

The Company leases certain facilities under, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases.  Rent expense amounted to US$11,000 and US$7,000 for the three months ended June 30, 2009 and 2008 respectively.

Future minimum payments under long-term, non-cancelable leases as of June 30, 2009 are as follows:

Future minimum payments

Six months ending December 31, 2009	$22,000

There are no other non-cancelable leases for the year ending December 31, 2010 and thereafter.

(11)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Customers:
Customer A	20.08%	27.31%	20.14%	26.56%
Customer B	13.33%	15.80%	13.40%	12.75%
Customer C	12.18%	15.69%	12.14%	15.28%
Customer D	11.00%	12.04%	11.02%	10.53%
Customer E	10.10%	*	10.08%	*

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Vendors:
Vendor A	14.84%	*	*	*
Vendor B	11.83%	*	*	*
Vendor C	10.73%	*	*	*
Vendor D	10.11%	*	14.06%	15.38%
Vendor E	10.08%	63.29%	10.46%	51.99%

* Less than 10%

Such concentrations make the Company vulnerable to a near-term severe impact should relationships with these customers and/or vendors be terminated.

(12)	EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2009 and 2008 were determined by dividing net income for the three-month and six-month periods by the respective weighted average number of common shares outstanding.

(13)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Yinglin Jinduren’s contributions to the Scheme amounted to $44,000 and $47,000 for the three months ended June 30, 2009 and 2008, respectively, and $88,000 and $88,000 for the six months ended June 30, 2009 and 2008, respectively.

(14)	New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140.  FAS 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)."  FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of FAS 167 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of FAS 168 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

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

In this Form 10-Q, references to “we,” “our, “us,” the "Company”, or the “Registrant” refer to VLOV Inc., a Nevada corporation, its subsidiary and affiliated entities.

Overview

VLOV Inc. (“VLOV” or the “Company”), formerly known as Sino Charter, Inc., was incorporated in Nevada on October 30, 2006.  Prior to February 13, 2009, the Company was a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  On February 13, 2009, the Company entered into a share exchange transaction with Peng Xiang Peng Fei Investments Limited (“Peng Xiang”), a British Virgin Islands company, and acquired its apparel business in the People’s Republic of China (“China” or “PRC”), which is marketed and distributed apparel under the brand name “V·LOV.”  The share exchange transaction closed on February 13, 2009, and Peng Xiang became a wholly-owned subsidiary of the Company.

Peng Xiang is a holding company that, through its wholly-owned subsidiary, Korea Jinduren (International) Dress Limited (“Korea Jinduren”), a Hong Kong company, controls Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), a PRC company, by a series of contractual arrangements.  Yinglin Jinduren holds the government licenses and approvals necessary to operate the apparel business in China.  Neither the Company nor its direct and indirect subsidiaries own any equity interests in Yinglin Jinduren, but control and receive the economic benefits of its business operations through contractual arrangements. Through Korea Jinduren, the Company has contractual arrangements with Yinglin Jinduren and its owners to provide consulting and other general business operation services on an exclusive basis. Through these contractual arrangements, the Company also has the ability to substantially influence the daily operations and financial affairs of Yinglin Jinduren. As a result of these contractual arrangements, which enable the Company to control Yinglin Jinduren and to receive, through Korea Jinduren, all of its net profits, the Company is considered the primary beneficiary of Yinglin Jinduren. Accordingly, the Company consolidates the results, assets and liabilities of Yinglin Jinduren in its financial statements.

On March 20, 2009, the Company changed its name to “VLOV Inc.” to better reflect the direction and business of the Company after the share exchange transaction with Peng Xiang.

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

Accounts Receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. As of June 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined no allowance for uncollectible amounts is required.

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

Results of Operations

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2009		2008		2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Sales	$14,073	100.00%	$19,405	100.00%	$31,939	100.00%	$30,566	100.00%
Gross Profit	$5,076	36.07%	$7,047	36.31%	$11,475	35.93%	$11,367	37.19%
Operating Expense	$1,752	12.45%	$1,609	8.29%	$3,111	9.74%	$3,166	10.36%
Income From Operations	$3,324	23.62%	$5,438	28.02%	$8,364	26.19%	$8,201	26.83%
Other Expenses / (Income)	$11	0.08%	$11	0.06%	$18	0.05%	$23	0.07%
Income tax expenses	$1,003	7.13%	$1,357	6.99%	$2,260	7.08%	$2,044	6.69%
Net Income	$2,310	16.41%	$4,070	20.97%	$6,086	19.06%	$6,134	20.07%

Sales for the three months ended June 30, 2009 were $14,073,000, a decrease of 27.48% from $19,405,000 for the same period in 2008, while sales for the six months ended June 30, 2009 were $31,939,000, an increase of 4.49% from $30,566,000 for the same period of 2008.  We generate revenue primarily from the production and sale of apparels in China which are sold through 689 Point-of-Sales (“POS”) spread across 10 provinces that are owned and operated by or for our distributors.  The small increase in our sales for the six months ended June 30, 2009 was primarily attributable to slow down of sales in the second quarter due to decelerated consumer demands in the second quarter.

The following table sets forth a breakdown of our total sales revenue, by provinces, for the periods indicated:

	Three Month Periods Ended June 30,					Six Month Periods Ended June 30,
	2009		2008			2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)					(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth in 2009 compared with 2008	$	% of total sales revenue	$	% of total sales revenue	Growth in 2009 compared with 2008

Beijing	$649	4.61%	$707	3.64%	(8.20)%	$1,467	4.59%	$993	3.25%	47.73%
Zhejiang	2,826	20.08%	5,299	27.31%	(46.67)%	6,433	20.14%	8,117	26.56%	(20.75)%
Shandong	1,549	11.01%	2,336	12.04%	(33.69)%	3,519	11.02%	3,219	10.53%	9.32%
Jiangxi	1,714	12.18%	3,045	15.69%	(43.71)%	3,876	12.14%	4,671	15.28%	(17.02)%
Yunnan	1,421	10.10%	875	4.51%	62.40%	3,218	10.08%	2,800	9.16%	14.93%
Shanxi	1,013	7.20%	1,429	7.36%	(29.11)%	2,299	7.20%	1,828	5.98%	25.77%
Liaoning	936	6.65%	898	4.63%	4.23%	2,121	6.64%	1,596	5.22%	32.89%
Hubei	1,876	13.33%	3,066	15.80%	(38.81)%	4,281	13.40%	3,898	12.75%	9.83%
Henan	1,018	7.23%	832	4.29%	22.36%	2,322	7.27%	1,670	5.46%	39.04%
Guangxi	956	6.79%	880	4.53%	8.64%	2,156	6.75%	1,678	5.49%	28.49%
Others	115	0.82%	38	0.20%	202.63%	247	0.77%	96	0.32%	157.29%
Total Net Sales	$14,073	100.00%	$19,405	100.00%	(27.48)%	$31,939	100.00%	$30,566	100.00%	4.49%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2009		2008		2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$14,073	100.00%	$19,405	100.00%	$31,939	100.00%	$30,566	100.00%
O.E.M. Finished Goods	8,096	57.53%	8,207	42.29%	18,673	58.46%	12,429	40.66%
Raw Materials	353	2.51%	1,651	8.51%	716	2.24%	2,837	9.28%
Labor	519	3.69%	2,367	12.20%	1,011	3.17%	3,840	12.56%
Other and Overhead	29	0.20%	133	0.68%	64	0.20%	92	0.31%
Total Cost of Sales	8,997	63.93%	12,358	63.68%	20,464	64.07%	19,199	62.81%
Gross Profit	$5,076	36.07%	$7,047	36.32%	$11,475	35.93%	$11,367	37.19%

Raw materials cost accounted for 2.51% and 2.24% of our total net sales for the three months and six months periods ended June 30, 2009, respectively, compared to 8.51% and 9.28% for the same periods ended June 30, 2008, respectively. Labor cost accounted for 3.69% and 3.17% of our total net sales for the three months and six months ended June 30 2009, respectively, decreasing 78.07% and 73.67%, respectively, compared to the same periods in 2008, because the Company had more reliance on out-sourced O.E.M. goods during the June 30, 2009 periods.

Total cost of sales for the three months and six months ended June 30, 2009 were $8,997,000 and $20,464,000, respectively, a decrease of 27.20% from $12,358,000 for the same three-month period in 2008 and an increase of 6.59% from $19,199,000 for the same six-month period in 2008. As a percentage of total net sales, our cost of sales increased to 63.93% and 64.07% of total net sales for the three months and six months ended June 30, 2009 respectively, up slightly from approximately 63.68% and 62.81% of total net sales for the same three-month and six-month periods in 2008, respectively. Consequently, gross margin as a percentage of total net sales decreased slightly to 36.07% and 35.93% for the three months and six months ended June 30, 2009, respectively, from 36.32% and 37.19% in the same periods in 2008, respectively. Our gross margin decreased mainly due to a downturn in the economy and intense competition.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended June 30,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$649	$415	$234	36.06%	$707	$461	$246	34.79%
Zhejiang	2,826	1,810	1,016	35.95%	5,299	3,361	1,938	36.57%
Shandong	1,549	991	558	36.02%	2,336	1,495	841	36.00%
Jiangxi	1,714	1,097	617	36.00%	3,045	1,941	1,104	36.26%
Yunnan	1,421	910	511	35.96%	875	584	291	33.26%
Shanxi	1,013	649	364	35.93%	1,429	911	518	36.25%
Liaoning	936	599	337	36.00%	898	572	326	36.30%
Hubei	1,876	1,201	675	35.98%	3,066	1,926	1,140	37.18%
Henan	1,018	652	366	35.95%	832	524	308	37.02%
Guangxi	956	612	344	35.98%	880	560	320	36.36%
Others	115	$61	54	46.96%	38	23	15	39.47%
Total	$14,073	$8,997	$5,076	36.07%	$19,405	$12,358	$7,047	36.32%

	Six Months Ended June 30,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$1,467	$940	$527	35.92%	$993	$635	$358	36.05%
Zhejiang	6,433	4,124	2,309	35.89%	8,117	5,086	3,031	37.34%
Shandong	3,519	2,256	1,263	35.89%	3,219	2,036	1,183	36.75%
Jiangxi	3,876	2,486	1,390	35.86%	4,671	2,944	1,727	36.97%
Yunnan	3,218	2,063	1,155	35.89%	2,800	1,761	1,039	37.11%
Shanxi	2,299	1,474	825	35.89%	1,828	1,154	674	36.87%
Liaoning	2,121	1,360	761	35.88%	1,596	1,006	590	36.97%
Hubei	4,281	2,745	1,536	35.88%	3,898	2,433	1,465	37.58%
Henan	2,322	1,488	834	35.92%	1,670	1,036	634	37.96%
Guangxi	2,156	1,382	774	35.90%	1,678	1,049	629	37.49%
Others	247	146	101	40.89%	96	59	37	38.54%
Total	$31,939	$20,464	$11,475	35.93%	30,566	$19,199	$11,367	37.19%

Overall gross margin for the three months and six months ended June 30, 2009 was 36.07% and 35.93%, respectively, which decreased slightly from 36.32% and 37.19% for the same periods in 2008, respectively, due to the economic downturn and fierce competition.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$5,076	36.07%	$7,047	36.32%	$11,475	35.93%	$11,367	37.19%
Operating Expenses:
Selling Expenses	1,314	9.34%	787	4.06%	2,059	6.45%	1,581	5.17%
General and Administrative Expenses	438	3.11%	822	4.24%	1,052	3.29%	1,585	5.19%
	1,752	12.45%	1,609	8.30%	3,111	9.74%	3,166	10.36%
Income from Operations	$3,324	23.62%	$5,438	28.02%	$8,364	26.19%	$8,201	26.83%

Selling expenses for the three months ended June 30, 2009 increased by 66.96% to $1,314,000 as compared to the same period in 2008, and increased by 30.23% to $2,059,000 for the six months ended June 30, 2009 as compared to for the same periods in 2008.   The increase was mainly due to an increase in advertising expenses and exhibition expenses for our sales fair conducted in May 2009.

General and administrative expenses decreased by 46.72% from $822,000 for the three months ended June 30, 2008 to $438,000 for the same period in 2009, and decreased by 33.63% from $1,585,000 for the six month ended June 30, 2008 to $1,052,000 for the same period in 2009.  The decreases were mainly due to decrease in research & development expenses.

Interest Expenses

Interest expenses were $14,000 and $28,000, respectively, for the three months and six months ended June 30, 2009 compared to $16,000 and $32,000, respectively, for the same three-month and six-month periods in 2008. There were no significant changes in outstanding amount of bank loan and interest rate, thus, the interest expenses remain fairly constant. The slight decrease was mainly due to the change in exchange rates between US dollars and RMB period from 2008 to 2009.

Income Tax Expenses

Income tax expenses for the three months and six months ended June 30, 2009 amounted to $1,003,000 and $1,357,000, respectively, compared to $2,260,000 and $2,044,000 respectively, for the same three-month and six-month periods in 2008.  Our statutory income tax rates were 25% in 2008 and 2009. The decrease in income tax expenses was attributable to a decrease in pre-tax income.  Effective tax rates for the three-month and six-month periods ended June 30, 2009 were greater than 25% because of a change in management’s estimate of the tax liability for 2008 based on the information that became available during the period.

Net Income

Net income for the three months and six months ended June 30, 2009 were $2,310,000 and $6,086,000 respectively, a decrease of 43% from $4,070,000 for the same three-month period in 2008, and a decrease of 0.78% from $6,134,000 for the same six-month period in 2008. This decrease was mainly due to the economic downturn and fierce competition.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $2,286,000, other current assets of $10,549,000 and current liabilities of $5,609,000. We presently finance our operations primarily from the cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowing as potential means of financing.

Net cash provided by operating activities for the six months ended June 30, 2009 was $4,323,000 compared with net cash provided by operating activities of $3,276,000 for the same period in 2008. This increase was mainly attributable to increase in accounts payable and decrease in accounts receivable.

There was no cash used in investing activities for the six months ended June 30, 2009, compared with $52,000 used in investing activities for the same period in 2008. This decrease in net cash for investing activities was mainly because we did not purchase any fixed assets during the six months ended June 30, 2009.

Net cash used in financing activities was $4,895,000 for the six months ended June 30, 2009, compared with $2,872,000 net cash used in financing activities for the same period in 2008. The increase in net cash used in financing activities was mainly due to payment of dividend to the private shareholders prior to the reverse merger.

As of June 30, 2009, our inventories had decreased to $495,000 compared with $851,000 as of June 30, 2008, and finished goods decreased to $202,000 as of June 30, 2009 from $465,000 as of June 30, 2008, resulting from more reliance on O.E.M products.

As of June 30, 2009, we had accounts receivable of $10,039,000, compared with $8,945,000 as of June 30, 2008. The accounts receivable turnover ratio decreased to 45.22 days as of June 30, 2009 from 46.14 days as of June 30, 2008.

As of June 30, 2009, we had accounts payables of $3,407,000, compared with $2,453,000 as of June 30, 2008. The increase was mainly due to an increase in purchase to meet the sales order.

As of June 30, 2009, we had accrued expenses and other payables of $106,000, compared with $804,000 as of June 30, 2008. The decrease was mainly due to a decrease in the number of distributors.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$733	$733	$-

Operating Leases	22	22	-

Total Contractual Obligations:	$755	$755	$-

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Currency Risk

All of the Company’s business is carried out in the PRC and uses the RMB as its only functional currency. Hence, the effect of the fluctuations of the RMB exchange rate relative to other currencies is considered minimal to our business operations. However, we use the U.S. dollar for financial reporting purposes and therefore, fluctuations in the exchange rate between the RMB and the U.S. dollar will result in increases or decreases in other comprehensive income or loss.  Conversion of RMB into foreign currencies is regulated by The People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not strengthen or devalue significantly against the U.S. dollar.  Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Credit Risk

The Company’s credit risks are primarily attributable to trade receivables and bank balances.

The Company’s maximum exposure to credit risk in the event of the failure of counterparties to perform their obligations as at June 30, 2009 in relation to each class of recognized financial assets is the carrying amount of those assets as stated in the consolidated balance sheets. In order to minimize credit risk, management reviews the accounts receivable aging and adjusts the allowance based on historical experience, financial condition of customers and other relevant current economic factors. As of June 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined that no allowance for uncollectible amounts is required.

The Company’s bank balances and cash are deposited with banks of high credit rating and the Company has limited the exposure to any single financial institution. The credit risk on liquid funds is limited because the counterparties are banks with good credit-rating. The Company has no significant concentration of credit risks as its exposure is spread over a number of counterparties and customers.

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None

Item 1A.            Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q as of and for the quarter end March 31, 2009.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults upon Senior Securities.

None

Item 4.               Submission of Matters to a Vote of Securities Holders.

None

Item 5.               Other Information.

None

Item 6.               Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement (3)
3.1	Articles of Incorporation of Sino Charter, Inc. (1)
3.2	Articles of Merger filed with the Secretary of State of Nevada on March 4, 2009 and which is effective March 20, 2009 (4)
3.3	Certificate of Correction filed with the Secretary of State of Nevada on March 6, 2009 (4)
3.4	Bylaws of Sino Charter, Inc. (1)
3.5	Amendment to the Bylaws of Sino Charter, Inc. (3)
4.1	Specimen Stock Certificate of Sino Charter, Inc. (1)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
32.1	Certifications pursuant to 18 U.S.C. Section 1350 *
32.2	Certifications pursuant to 18 U.S.C. Section 1350 *
99.1	Consulting Services Agreement (3)
99.2	Operating Agreement (3)
99.3	Equity Pledge Agreement (3)
99.4	Option Agreement (3)
99.5	Voting Rights Proxy Agreement (3)
99.6	Audited Committee Charter (2)
99.7	Disclosure Committee Charter (2)

* Filed Herewith.

(1) Previously filed with our Registration Statement on Form SB-2 on February 9, 2007.
(2) Previously filed with our Annual Report on Form 10-K on March 7, 2008.
(3) Previously filed with our Current Report on Form 8-K on February 13, 2009.
(4) Previously filed with our Current Report on Form 8-K on March 20, 2009.
(5) Previously filed with our Current Report on Form 8-K on April 15, 2009.
(6) Previously filed with our Annual Report on Form 10-Q on May 20, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC.
(Registrant)

Date: August 13, 2009	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer