Form 10-Q
period 2009-09-30
VLOV INC.
filed 2009-11-12
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2009

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 16,014,421 shares issued and outstanding as of November 10, 2009.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,328	$2,863
Pledged bank deposits	-	88
Accounts receivable	7,333	7,843
Inventories	790	514
Prepaid expenses	7	-
Total current assets	17,458	11,308
Property, plant and equipment, net	1,003	1,067
Land use rights	265	272
TOTAL ASSETS	$18,726	$12,647

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$5,049	$2,040
Accrued expenses and other payables	252	543
Amount due to a director	1	2
Bills payable	-	293
Short-term bank loans	734	587
Income taxes payable	1,429	1,613
Total liabilities	7,465	5,078

Commitments	-	-

Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,000,000 and 14,560,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	160	146
Additional paid-up capital	1,078	1,091
Statutory reserve	913	913
Retained earnings	8,553	4,876
Accumulated other comprehensive income	557	543
Total stockholders' equity	11,261	7,569
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,726	$12,647

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$13,882	$9,309	$45,823	$40,013
Cost of sales	8,850	6,276	29,316	25,620
Gross profit	5,032	3,033	16,507	14,393

Operating expenses:
Selling expenses	841	1,315	2,900	2,965
General and administrative expenses	520	632	1,573	2,076
Other operating expenses	-	-	-	2
	1,361	1,947	4,473	5,043

Income from operations	3,671	1,086	12,034	9,350

Other income (expenses):
Interest income	3	5	14	13
Interest expense	(15)	(19)	(43)	(50)
	(12)	(14)	(29)	(37)
Income before provision for income taxes	3,659	1,072	12,005	9,313
Provision for income taxes	922	304	3,183	2,364

Net income	2,737	768	8,822	6,949

Other comprehensive income:
Foreign currency translation adjustment	7	160	14	306

Comprehensive income	$2,744	$928	$8,836	$7,255

Basic and diluted net earnings per share	$0.17	$0.05	$0.56	$0.48

Weighted average number of common shares outstanding, basic and diluted	16,000,000	14,560,000	15,773,187	14,560,000

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income	$8,822	$6,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	78
Write off of property, plant and equipment	-	1
(Increase) decrease in assets:
Accounts receivables	509	(2,032)
Inventories	(277)	4,280
Prepaid expenses	(7)	119
Increase (decrease) in liabilities:
Accounts payable	3,007	(1,971)
Bills payable, accrued expenses and other payables	(585)	154
Income and other tax payables	(184)	(2,793)
Net cash provided by operating activities	11,356	4,785

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(52)
Disposals of property, plant and equipment	-	-
Net cash (used in) investing activities	-	(52)

Cash flows from financing activities:
Pledged bank deposits	88	-
Amount due to/from a director	-	168
Proceeds from debt financing	440	-
Payments of short-term debt	(293)	-
Payments of dividend	(5,131)	(3,219)
Net cash (used in) financing activities	(4,896)	(3,051)
Effect of exchange rate changes	5	281
Net increase in cash and cash equivalents	6,465	1,963
Cash and cash equivalents, beginning of year	2,863	2,758

Cash and cash equivalents, end of year	$9,328	$4,721

Supplemental disclosure of cash flow information:

Interest paid	$43	$50

Income taxes paid	$2,605	$2,813

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

VLOV is in the business of designing, manufacturing and distributing apparel under the brand name “VLOV” in the People’s Republic of China (“China” or the “PRC”). All of the operations are carried out by Jinjiang Yinglin Jinduren Fashion limited (“Yinglin Jinduren”), a company organized in the PRC which the Company controls. VLOV controls Yinglin Jinduren through a series of contractual arrangements between Korea Jinduren (International) Dress Limited (“Korea Jinduren”), a Hong Kong company and the wholly-owned direct subsidiary of PXPF, and Yinglin Jinduren. The contractual arrangements between Korea Jinduren and Yinglin Jinduren enable VLOV to substantially influence the daily operations and financial affairs of Yinglin Jinduren, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligate Korea Jinduren to absorb a majority of the risk of loss from the activities of Yinglin Jinduren and enable Korea Jinduren to receive a majority of Yinglin Jinduren’s expected residual returns, VLOV accounts for Yinglin Jinduren as a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” Accordingly, VLOV consolidates the results, assets and liabilities of Yinglin Jinduren.

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

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries PXPF and Korea Jinduren, and its VIE, Yinglin Jinduren. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.

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

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.  As of September 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined that no allowance for uncollectible amounts is required, the same as of December 31, 2008.

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

The Company’s land use right, which is considered intangible asset, is reviewed at least annually to determine whether its carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects such asset to be asset fully recoverable.

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

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions, as defined by ASC 740, that require recognition in our financial statements. Our evaluation was performed for the tax year ended December 31, 2008 which was examined by major tax jurisdictions (PRC).  We are in the process of the evaluation for the tax year ending December 31, 2009, which remains subject to examination by major tax jurisdictions (PRC) as of September 30, 2009. We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

(m)	Comprehensive Income

The Company has adopted the provisions of FASB ASC Topic 220, “Comprehensive Income” (“ASC 220”). ASC 220 establishes standards for the reporting and presentation and disclosure of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income or loss to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company’s only component of other comprehensive income is foreign currency translation gain (loss). The foreign currency translation gain for the three and nine months ended September 30, 2009 and 2008 were approximately $7,000, $160,000, $14,000and $306,000, respectively. Accumulated other comprehensive income is recorded as a separate component of shareholders’ equity.

(n)	Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising costs were approximately $748,000 and $1,231,000 for the three months and $2,191,000 and $2,533,000 for the nine months ended September 30, 2009 and 2008, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions are completed.

(o)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(p)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately $340,000, $511,000, $1,121,000 and $1,764,000 for the three months and nine months ended September 30, 2009 and 2008, respectively.

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

(r)	Recently Adopted Accounting Pronouncements

The Company adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) and Topic 825-10 “Financial Instruments” (“ASC 825-10”) and on January 1, 2008.   ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Since the issuance of ASC 820, the FASB has issued several pronouncements to clarify the application of ASC 820.  These pronouncements apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820.  In April 2009, the FASB issued ASC Topic 820-10-65-4, “Transaction Related to FASB Staff Position FAS 157-4 Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10-65-4”), which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10-65-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10-65-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively.

In February 2007, the FASB issued ASC 825-10, “Financial Instruments”, which provides companies with an option to report selected financial assets and liabilities at fair value. ASC 825-10’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. ASC 825-10 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. ASC 825-10 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. ASC 825-10 also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. ASC 825-10 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in ASC 820 and ASC 825.  The Company adopted ASC 825-10 on January 1, 2008, but did not elect the fair value option for any financial assets or liabilities. Accordingly, the adoption of ASC 825-10 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s financial assets mainly consist of cash and cash equivalents, and accounts receivables. The fair values of the financial assets approximate their book value due to short maturities. Therefore, the adoption of the above accounting principles, as they became or will become applicable to the Company, had no significant impact on the measurement of the financial assets.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (“ASC 805”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. ASC 805 makes significant amendments to other Statement of Financial Accounting Standards and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in ASC 805. ASC 805 also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. ASC 805 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The Company adopted ASC 805 on January 1, 2009.  The adoption of ASC 805 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In December 2007, the FASB issued ASC 805 “Business Combinations” and 810 “Consolidation” (“ASC 810”), which require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.   ASC 805 and ASC 810 also require that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 805 and ASC 810 amend ASC 260 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. ASC 805 and ASC 810 are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and require retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Company adopted ASC 805 and ASC 810 on January 1, 2009.  The adoption of ASC 805 and ASC 810 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In March 2008, the FASB issued ASC Topic 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities”(“ASC 815-10-50”).  ASC Topic 815-10-50 amends and expands the disclosure requirements of ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. The objective of ASC 815-10-50 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  ASC 815-10-50 applies to all derivative financial instruments, including bifurcated derivative instruments (and non-derivative instruments that are designed and qualify as hedging instruments and related hedged items accounted for under ASC 815 and its related interpretations.  ASC 815-10-50 also amends certain provisions of ASC 815. ASC 815-10-50 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  ASC 815-10-50 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted ASC 815-10-50 on January 1, 2009.  The adoption of ASC 815-10-50 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2008, the FASB ratified ASC 815-40-25, “Derivative and Hedging, Contracts in Entity’s Own Equity, Recognition” (“ASC 815-40-25”) ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company’s own stock. Accordingly, adoption of ASC 815-40-25 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. ASC 815-40-25 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted ASC 815-40-25 on January 1, 2009.  The adoption of ASC 815-40-25 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.  The Company adopted ASC 815-40-25 on January 1, 2009.  The adoption of ASC 815-40-25 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued Topic ASC 825-10-65-1, “Transition Related to FAS FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10-65-1 requires those disclosures in summarized financial information at interim reporting.  The adoption of ASC 825-10-65-1 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In April 2009, the FASB issued ASC Topic 82-10-65-4, “Transition Related to FASB Staff Position FAS FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 82-10-65-4”).  This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The pronouncement provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The pronouncement also requires increased disclosures.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this pronouncement at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes the principles and requirements for the disclosure of subsequent events including the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity will make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for interim or annual periods ending after June 15, 2009, and should be applied prospectively.  Note 16 sets forth the Company’s evaluation of significant events that occurred after September 30, 2009 and as of November 12, 2009, the date the interim financial statements as of and for the three-months and nine-months ended September 30, 2009 were issued.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statement presentation or disclosures.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Buildings	$914	$914
Furniture, fixtures and equipment	84	84
Motor vehicles	196	196
Office equipment	24	24
Plant and machinery	235	235

Total property, plant and equipment	1,453	1,453
Less: accumulated depreciation	(450)	(386)
	$1,003	$1,067

 Depreciation expense was approximately $20,000, $26,000 for the three months ended September 30, 2009 and 2008, respectively, and $65,000 and $72,000 for the nine months ended September 30, 2009 and 2008, respectively.

4.	LAND USE RIGHT

Land use right is summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Land use right	$315	$315
Less : accumulated amortization	(50)	(43)
	$265	$272

Amortization expense was approximately $2,000 per quarter for the three months and nine months ended September 30, 2009 and 2008, respectively.  Amortization expense for each of the next 5 years is expected to be $8,000.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$166	$262
Work in process	444	23
Finished goods	180	229
	$790	$514

6.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Accrued salaries and wages	$114	$120
Accrued electricity	3	4
Accrued professional fee	30	-
Advertising subsidies payables	105	419
	$252	$543

7.	RELATED PARTY TRANSACTIONS

The amount due to a director is unsecured, interest-free and repayable on demand.

The Company has been granted the rights to use several trademarks which are owned by the Company's Chief Executive Officer and which applications are pending. However, the Company has not utilized the use of these trademarks. The Company's Chief Executive Officer is in the process of transferring these trademarks to the Company.

8.           SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	September 30,			December 31,
	2009			2008
		Interest			Interest
	Amounts	Rate	Due date	Amounts	Rate	Due date
Bank loan 1	$294	7.43%	11/30/2009	$293	11.21%	1/8/2009
Bank loan 2	293	7.43%	1/16/2010	294	7.43%	11/30/2009
Bank loan 3	147	7.97%	3/23/2010	-
	$734			$587

As of September 30, 2009, the short-term borrowings were secured by the personal guarantee granted by the Company’s Chief Executive Officer.

9.	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008

PRC enterprise income tax – current	$3,183	$2,364

The Company is mainly subject to income taxes in the PRC and provision for the PRC corporate income tax was calculated based on the statutory tax rate of 25% on taxable income effective from January 1, 2008 pursuant to the PRC Enterprise Income Tax Law passed by the Tenth National People’s Congress.  For the nine months period ended September 30, 2009, the income tax provision also included additional income tax provision for the year ended 2008 because of a change in management’s estimate of the tax liability for 2008 based on the information that became available during 2009.

The applicable rates of Hong Kong profit tax for the three months periods ended September 30, 2009 and 2008 were 16.5% and 17.5%, respectively. However, no provision for Hong Kong profit tax has been made for the three months and nine months ended September 30, 2009 and 2008 as the Company did not generate any taxable profits under the relevant Hong Kong tax laws during the periods.

PXPF is a company incorporated in the BVI and is fully exempt from the BVI’s domestic corporate tax.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

10.           STATUTORY RESERVES

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

11.	LEASE COMMITMENTS

The Company leases certain facilities under, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases.  Rent expense amounted to $19,000 and $11,000, $41,000 and $25,000 for the three months and nine months ended September 30, 2009 and 2008 respectively.

Future minimum payments under long-term, non-cancelable leases as of September 30, 2009 are as follows:

Future minimum payments

Three months ending December 31, 2009	$7,000

There are no other non-cancelable leases for the year ending December 31, 2010 and thereafter.

12.	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Customers:
Customer A	17.57%	25.65%	19.36%	26.35%
Customer B	13.86%	12.59%	13.54%	12.71%
Customer C	11.53%	10.25%	11.17%	10.47%
Customer D	10.55%	15.34%	11.66%	15.29%
Customer E	10.11%	*	10.09%	*

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Vendors:
Vendor A	11.06%	29.98%	10.64%	45.85%
Vendor B	11.02%	18.67%	13.12%	16.30%
Vendor C	10.18%	*	*	*

* Representing concentrations of business with those customers constituting less than 10% of the Company’s sales or purchases with those vendors constituting less than 10% of the Company’s purchases for the respective periods.

Such concentrations make the Company vulnerable to a near-term severe impact should relationships with these customers and/or vendors be terminated.

13.	EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2009 and 2008 were determined by dividing net income for the three-month and nine-month periods by the respective weighted average number of common shares outstanding.

14.	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Yinglin Jinduren’s contributions to the Scheme amounted to $44,000 and $43,000 for the three months ended September 30, 2009 and 2008, respectively, and $133,000 and $132,000 for the nine months ended September 30, 2009 and 2008, respectively.

15.	NEW ACCOUNTING PROUNOUNCEMENTS

In May 2008, the FASB issued ASC Topic 105 “Generally Accepted Accounting Principles” (“ASC 105”).  ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860-20, "Sales of Financial Assets, SFAS 166" (“ASC 860-20”).  ASC 820-20 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 820-20 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)" (“ASC 810-10”).  ASC 810-10 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of 810-10 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“ASC 105-10”).  ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of ASC 105-10 to have a material impact on its results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

16.	SUBSEQUENT EVENTS

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to issue and sell up to 2,797,203 shares of Company’s series A convertible preferred stock (the “Preferred Shares”) to accredited investors at $2.86 per share for an aggregate purchase price of up to $8 million, and to issue warrants (the “Warrants”) to purchase up to 1,398,602 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), for no additional consideration. The Purchase Agreement contemplates an initial closing of $4 million (the “Initial Closing”), and a final closing of the balance (the “Final Closing”). At the Initial Closing on October 27, 2009, the Company issued to the Purchasers 1,446,252 Preferred Shares and Warrants to purchase up to 723,126 shares of Common Stock for gross proceeds of approximately $4.1 million. The Company is anticipating the Final Closing to take place on or after November 13, 2009.

The Purchase Agreement includes customary representations and warranties by each party thereto. The Company is required to register the Common Stock underlying the Preferred Shares and Warrants with the SEC for resale by the Purchasers within 30 days after the Final Closing and to have the registration statement declared effective within 90 days thereafter (or 150 days if the registration statement receives full review). If the registration statement is not timely filed or declared effective, the Company will be subject to liquidated damages of 1% of the Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods.

The above transaction by the Company is considered a “nonrecognized subsequent event” as defined by ASC 855.  Management is in the process of determining the impact of this transaction on the financial statements as of December 31, 2009 and beyond.

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

Subsequent Event.

On October 27, 2009, we sold and issued 1,446,252 shares of our series A convertible preferred stock (the “Preferred Shares”) for approximately $4.1 million in gross proceeds, and issued warrants to purchase up to 723,126 shares of our common stock for no additional consideration, to several accredited investors in a private placement pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

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

Accounts Receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. As of September 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined that no allowance for uncollectible amounts is required.

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

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Results of Operations

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2009		2008		2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Sales	$13,882	100.00%	$9,309	100.00%	$45,823	100.00%	$40,013	100.00%
Gross Profit	$5,032	36.25%	$3,033	32.58%	$16,507	36.02%	$14,393	35.97%
Operating Expense	$1,361	9.80%	$1,947	20.92%	$4,473	9.76%	$5,043	12.60%
Income From Operations	$3,671	26.45%	$1,086	11.66%	$12,034	26.26%	$9,350	23.37%
Other Expenses/(Income)	$12	0.09%	$14	0.15%	$29	0.06%	$37	0.09%
Income tax expenses	$922	6.64%	$304	3.27%	$3,183	6.95%	$2,364	5.91%
Net Income	$2,737	19.72%	$768	8.24%	$8,822	19.25%	$6,949	17.37%

Sales for the three months ended September 30, 2009 were $13,882,000, an increase of 49.12% from $9,309,000 for the same period in 2008, while sales for the nine months ended September 30, 2009 were $45,823,000, an increase of 14.52% from $40,013,000 for the same period of 2008.  We generate revenue primarily from the production and sale of apparels in China which are sold through 734 Point-of-Sales (“POS”) spread across 11 provinces that are owned and operated by or for our distributors.  The increase in our sales for the nine months ended September 30, 2009 was primarily attributable to our marketing efforts under the VLOV brand and the rapid expansion of our sales network period-over-period.

The following table sets forth a breakdown of our total sales revenue, by provinces, for the periods indicated:

	Three Month Periods Ended September 30,					Nine Month Periods Ended September 30,
	2009		2008			2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)					(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth in 2009 compared with 2008	$	% of total sales revenue	$	% of total sales revenue	Growth in 2009 compared with 2008

Beijing	$641	4.62%	$310	3.33%	106.77%	$2,108	4.60%	$1,308	3.27%	61.16%
Zhejiang	2,440	17.58%	2,388	25.65%	2.18%	8,873	19.36%	10,544	26.35%	(15.85)%
Shandong	1,600	11.53%	954	10.25%	67.71%	5,119	11.17%	4,188	10.47%	22.23%
Jiangxi	1,465	10.55%	1,428	15.34%	2.59%	5,342	11.66%	6,119	15.29%	(12.70)%
Yunnan	1,404	10.11%	887	9.53%	58.29%	4,622	10.09%	3,699	9.24%	24.95%
Shaanxi	1,001	7.21%	540	5.80%	85.37%	3,300	7.20%	2,377	5.94%	38.83%
Liaoning	1,135	8.18%	490	5.26%	131.63%	3,256	7.11%	2,093	5.23%	55.57%
Hubei	1,923	13.85%	1,172	12.59%	64.08%	6,205	13.54%	5,087	12.71%	21.98%
Henan	1,006	7.25%	546	5.87%	84.25%	3,328	7.26%	2,224	5.56%	49.64%
Guangxi	945	6.81%	505	5.42%	87.13%	3,101	6.77%	2,190	5.47%	41.60%
Sichuan	228	1.64%	n.a.*	n.a.*	n.a.*	228	0.50%	n.a.*	n.a.* %	n.a.* %
Others	94	0.67%	89	0.96%	5.62%	341	0.74%	184	0.47%	85.33%
Total Net Sales	$13,882	100.00%	$9,309	100.00%	49.12%	$45,823	100.00%	$40,013	100.00%	14.52%

* Not applicable as the Company engaged the Sichuan distributor during the three-month period ended September 30, 2009

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2009		2008		2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$13,882	100.00%	$9,309	100.00%	$45,823	100.00%	$40,013	100.00%
O.E.M. Finished Goods	8,124	58.52%	5,224	56.12%	26,798	58.48%	19,781	49.44%
Raw Materials	517	3.72%	691	7.42%	1,706	3.72%	3,867	9.66%
Labor	165	1.19%	276	2.96%	643	1.40%	557	1.39%
Outsource Production Costs	-	-%	-	-%	-	-%	832	2.08%
Other and Overhead	44	0.32%	85	0.92%	169	0.38%	583	1.46%
Total Cost of Sales	8,850	63.75%	6,276	67.42%	29,316	63.98%	25,620	64.03%
Gross Profit	$5,032	36.25%	$3,033	32.58%	$16,507	36.02%	$14,393	35.97%

Raw materials cost accounted for 3.72% of our total net sales for both of the three months and nine months periods ended September 30, 2009, compared to 7.42% and 9.66% for the same periods ended September 30, 2008, respectively. Labor cost accounted for 1.19% and 1.40% of our total net sales for the three months and nine months ended September 30 2009, respectively, a decrease of 1.77% and an increase of 0.01%, respectively, compared to the same periods in 2008, because the Company had more reliance on out-sourced O.E.M. goods for the three months ended September 30, 2009.  O.E.M. finished goods cost accounted for 58.52% and 58.48% of our net sales for the three months and nine months periods ended September 30, 2009 respectively, compared to 56.12% and 49.44% for the same periods ended September 30, 2008, respectively. The increase resulted from more reliance on O.E.M. goods.

Total cost of sales for the three months and nine months ended September 30, 2009 were $8,850,000 and $29,316,000, respectively, an increase of 41.01% from $6,276,000 for the same three-month period in 2008 and an increase of 14.43% from $25,620,000 for the same nine-month period in 2008. As a percentage of total net sales, our cost of sales decreased to 63.75% and 63.98% of total net sales for the three months and nine months ended September 30, 2009 respectively, down from approximately 67.42% and 64.03% of total net sales for the same three-month and nine-month periods in 2008, respectively.

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended September 30,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$641	$409	$232	36.19%	$310	$209	$101	32.58%
Zhejiang	2,440	1,555	885	36.27%	2,388	1,648	740	30.99%
Shandong	1,600	1,020	580	36.25%	954	637	317	33.23%
Jiangxi	1,465	934	531	36.25%	1,428	961	467	32.70%
Yunnan	1,404	895	509	36.25%	887	600	287	32.36%
Shaanxi	1,001	638	363	36.26%	540	363	177	32.78%
Liaoning	1,135	724	411	36.21%	490	337	153	31.22%
Hubei	1,923	1,226	697	36.25%	1,172	790	382	32.59%
Henan	1,006	641	365	36.28%	546	371	175	32.05%
Guangxi	945	602	343	36.30%	505	339	166	32.87%
Sichuan	228	146	82	35.96%	n.a.*	n.a.*	n.a.*	n.a.* %
Others	94	$60	34	36.17%	89	21	68	76.40%
Total	$13,882	$8,850	$5,032	36.25%	$9,309	$6,276	$3,033	32.58%

* Not applicable as the Company engaged the Sichuan distributor during the three-month period ended September 30, 2009.

	Nine Months Ended September 30,

	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$2,108	$1,348	$760	36.05%	$1,308	$854	$454	34.71%
Zhejiang	8,873	5,675	3,198	36.04%	10,544	6,703	3,841	36.43%
Shandong	5,119	3,274	1,845	36.04%	4,188	2,701	1,487	35.51%
Jiangxi	5,342	3,417	1,925	36.04%	6,119	3,924	2,195	35.87%
Yunnan	4,622	2,956	1,666	36.05%	3,699	2,383	1,316	35.58%
Shaanxi	3,300	2,111	1,189	36.03%	2,377	1,534	843	35.46%
Liaoning	3,256	2,083	1,173	36.03%	2,093	1,351	742	35.45%
Hubei	6,205	3,969	2,236	36.04%	5,087	3,237	1,850	36.37%
Henan	3,328	2,128	1,200	36.06%	2,224	1,415	809	36.38%
Guangxi	3,101	1,984	1,117	36.02%	2,190	1,401	789	36.03%
Sichuan	228	146	82	35.96%	n.a.*	n.a.*	n.a.*	n.a.* %
Others	341	225	116	34.02%	184	117	67	36.41%
Total	$45,823	$29,316	$16,507	36.02%	40,013	$25,620	$14,393	35.97%

* Not applicable as the Company engaged the Sichuan distributor during the three-month period ended September 30, 2009.

Overall gross margin for the three months and nine months ended September 30, 2009 was 36.25% and 36.02%, respectively, which increased from 32.58% and 35.97% for the same periods in 2008, respectively. Our gross margin increased due to an increase in average selling price from approximately RMB80 in 2008 to RMB96 in 2009.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$5,032	36.25%	$3,033	32.58%	$16,507	36.02%	$14,393	35.97%
Operating Expenses:
Selling Expenses	841	6.06%	1,315	14.13%	2,900	6.33%	2,965	7.41%
General and Administrative Expenses	520	3.74%	632	6.79%	1,573	3.43%	2,078	5.19%
Total	1,331	9.80%	1,947	20.92%	4,443	9.76%	5,043	12.60%
Income from Operations	$3,701	26.45%	$1,086	11.66%	$12,034	26.26%	$9,350	23.37%

Selling expenses for the three months ended September 30, 2009 decreased by 36.05% to $841,000 as compared to the same period in 2008, and decreased by 2.19% to $2,900,000 for the nine months ended September 30, 2009 as compared to for the same periods in 2008.   The decrease was mainly due to a decrease in advertising expenses and exhibition expenses for our sales fairs conducted in June 2009, which should have been held in April.  As we missed the competitive period for sales fair, the expenses used for the sales fair decreased.

General and administrative expenses decreased by 22.47% from $632,000 for the three months ended September 30, 2008 to $520,000 for the same period in 2009, and decreased by 25.75% from $2,078,000 for the nine month ended September 30, 2008 to $1,573,000 for the same period in 2009.  The decreases were mainly due to decrease in research and development expenses.

Interest Expenses

Interest expenses were $15,000 and $43,000, respectively, for the three months and nine months ended September 30, 2009 compared to $19,000 and $50,000, respectively, for the same three-month and nine-month periods in 2008. The decrease was mainly due to decrease in interest rates on short-term borrowings.

Income Tax Expenses

Income tax expenses for the three months and nine months ended September 30, 2009 amounted to $922,000 and $3,183,000, respectively, compared to $304,000 and $2,364,000 respectively, for the same three-month and nine-month periods in 2008.   The increase in income tax expenses was attributable to an increase in pre-tax income.  Our statutory income tax rates were 25% in 2008 and 2009. Effective tax rates for the nine-month periods ended September 30, 2009 were greater than 25% because of a change in management’s estimate of the tax liability for 2008 based on information that became available during the period.

Net Income

Net income for the three months and nine months ended September 30, 2009 were $2,737,000 and $8,822,000 respectively, an increase of 256.38% from $768,000 for the same three-month period in 2008, and an increase of 26.95% from $6,949,000 for the same nine-month period in 2008. The increase for the three months period was mainly due to the two-month delay in our 2009 autumn/winter sales fair, held in June rather in April as in previous years. Thus, sales orders from the fair occurred mostly in the third quarter. For the nine months period, the increase was mainly due to our marketing efforts and the expansion of our sales network period-over-period.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $9,328,000, other current assets of $8,130,000 and current liabilities of $7,465,000. We presently finance our operations primarily from the cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowing as potential means of financing.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $11,356,000 compared with net cash provided by operating activities of $4,785,000 for the same period in 2008. This increase was mainly attributable to increase in accounts payable.

There was no cash used in investing activities for the nine months ended September 30, 2009, compared with $52,000 used in investing activities for the same period in 2008. This decrease in net cash for investing activities was mainly because we did not purchase any property, plant and equipment during the nine months ended September 30, 2009.

Net cash used in financing activities was $4,896,000 for the nine months ended September 30, 2009, compared with $2,990,000 net cash used in financing activities for the same period in 2008. The increase in net cash used in financing activities was mainly due to dividend payments to the private shareholders prior to share exchange transaction with Peng Xiang.

As of September 30, 2009, our inventories increased to $790,000 compared with $657,000 as of September 30, 2008, as we were in production for extra orders received in the sales fair in June 2009. However, finished goods decreased to $180,000 as of September 30, 2009 from $242,000 as of September 30, 2008, resulting from more reliance on O.E.M. products which are directly delivered to the distributors from suppliers.

As of September 30, 2009, we had accounts receivable of $7,333,000, compared with $6,890,000 as of September 30, 2008. The accounts receivable turnover ratio decreased to 44.71 days as of September 30, 2009 from 72.21 days as of September 30, 2008.

As of September 30, 2009, we had accounts payables of $5,049, compared with $1,623 as of September 30, 2008. The increase was mainly due to increase in purchase to meet sales orders.

As of September 30, 2009, we had accrued expenses and other payables of $252,000, compared with $1,113,000 as of September 30, 2008. The decrease was mainly due to a decrease in advertising subsidy payable which was mainly settled in March, June and September 2009.

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

The following tables summarize our contractual obligations as of September 30, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$734	$734	$

Operating Leases	7	7

Total Contractual Obligations:	$741	$741	$

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

The Company’s maximum exposure to credit risk in the event of the failure of counterparties to perform their obligations as at September 30, 2009 in relation to each class of recognized financial assets is the carrying amount of those assets as stated in the consolidated balance sheets. In order to minimize credit risk, management reviews the accounts receivable aging and adjusts the allowance based on historical experience, financial condition of customers and other relevant current economic factors. As of September 30, 2009, all of the trade receivable balances were aged less than 90 days and management has determined that no allowance for uncollectible amounts is required.

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

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.3 3.4
Certificate of Correction filed with the Secretary of State of Nevada on March 6, 2009 (4)
Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, filed October 23, 2009 with the Nevada Secretary of State (6)

3.5	Bylaws of Sino Charter, Inc. (1)
3.6	Amendment to the Bylaws of Sino Charter, Inc. (3)
4.1 4.2	Specimen Stock Certificate of Sino Charter, Inc. (1) Form of Certificate of Series A Convertible Preferred Stock (6)
10.1	Form of Share Purchase Binding Letter of Intent, dated September 29, 2009 (5)
10.2	Form of Securities Purchase Agreement, dated October 27, 2009 (6)
10.3	Form of Warrant (6)
10.4	Form of Escrow Agreement (6)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2 32.1 32.2
Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
Certifications pursuant to 18 U.S.C. Section 1350 *
Certifications pursuant to 18 U.S.C. Section 1350 *

99.1	Consulting Services Agreement (3)
99.2	Operating Agreement (3)
99.3	Equity Pledge Agreement (3)
99.4	Option Agreement (3)
99.5	Voting Rights Proxy Agreement (3)
99.6	Audit Committee Charter (2)
99.7	Disclosure Committee Charter (2)

* Filed Herewith.

(1) Previously filed with our Registration Statement on Form SB-2 on February 9, 2007.
(2) Previously filed with our Annual Report on Form 10-K on March 7, 2008.
(3) Previously filed with our Current Report on Form 8-K on February 13, 2009.
(4) Previously filed with our Current Report on Form 8-K on March 20, 2009.
(5) Previously filed with our Annual Report on Form 8-K on October 5, 2009.
(6) Previously filed with our Current Report on Form 8-K on October 30, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC.
(Registrant)

Date: November 12, 2009	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer