Form 10-K
period 2009-12-31
VLOV INC.
filed 2010-04-15
CIK 1388311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number 000-53155

VLOV, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11/F., Xiamen Guanyin Shan International Commercial Operation Centre, A3-2 124
Hubin Bei Road, Siming District
Xiamen, Fujian Province
People’s Republic of China

 (Address of Principal Executive Offices)

(86592) 2345999

  (Issuer Telephone Number)

N/A

  (Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2009, the aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates was approximately $14.5 million based on the closing price of $2.50 as reported on the Over-the Counter Bulletin Board on such date.

The company had a total of 16,667,957 shares of common stock outstanding as of April 6, 2010.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

Forward Looking Statements

This Form 10-K and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Registrant’s management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Registrant or the Registrant’s management identify forward looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Registrant believes that the expectations reflected in the forward looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes thereto included in this Form 10-K.

In this Form 10-K, references to “we,” “our,” “us,” “VLOV” or the “Company” refer collectively to VLOV, Inc. and its subsidiaries and affiliated companies.

PART I

ITEM 1.  BUSINESS

Overview

We are an apparel producer in the People’s Republic of China (“PRC” or “China”) that currently designs, develops, manufactures, distributes and sells  casual apparel and clothing products under the brand name “V·LOV” targeted toward 15-34 years old, middle-class Chinese male consumers.

We design and develop our apparel and clothing products in our production facility located in Yinglin in southeastern Fujian Province. We market and distribute our products through independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement. We maintain and exercise control over brand advertising and marketing activities from our headquarters in Yinglin, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China. We also have marketing staff travelling around the country to help us enforce our visions and provide support and guidelines for our distributors.  We manufacture some of our apparel products at our Yinglin production facility and outsource approximately 80% to 90% of manufacturing to third parties.

All of our business operations are carried out by our variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and Dong Rong Capital Investment Limited, formerly known as Korea Jinduren (International) Dress Limited (“HK Dong Rong”), which is wholly-owned by Peng Xiang Peng Fei Investments, Limited (“PXPF”), our wholly-owned subsidiary. Other than our interests in the contractual arrangements, neither we nor PXPF and HK Dong Rong own any equity interests in Yinglin Jinduren, which equity interests are owned by our chief executive officer and his brother, who is also one of our directors.

In November 2009, we completed a financing transaction with 57 accredited investors by issuing an aggregate of 2,796,721 shares of our series A convertible preferred stock and warrants to purchase 1,398,360 shares of our common stock (the “Preferred Shares” and the “Warrants”) for an aggregate purchase price of approximately $8 million (the “Preferred Share Financing”). There were two closings, the first on October 27, 2009, for gross proceeds of approximately $4.14 million, and the second on November 17, 2009, for gross proceeds of approximately $3.86 million. Each Preferred Share is convertible into one share of our common stock at $2.86 per share (subject to certain adjustments) at any time at its holder’s option, and will automatically convert upon the listing of our common stock on either the Nasdaq Capital Market or NYSE Amex Equities. Each Warrant entitles its holder to purchase a share of common stock at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. We are also entitled to redeem the Warrants for the then applicable exercise price (currently $3.43 per Warrant) if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

On December 1, 2009, we entered into a securities purchase agreement with 17 accredited investors, pursuant to which we sold to them 653,534 shares of our common stock and Warrants to purchase 326,767 shares of our common stock for aggregate proceeds of approximately $1.87 million (the “Common Share Financing”). Except for their issuance date, the Warrants issued in this transaction have terms that are identical to those Warrants issued in the Preferred Shares transaction described above.

History and Corporate Structure

We were incorporated in Nevada on October 30, 2006, originally under the name “Sino Charter, Inc.”, with a principal business objective to provide internet-based flight charter booking for East Asia. On January 12, 2009, we effected a 1-for-100 reverse split of our common stock by filing a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State. We were a development stage company with no operations since inception until the closing of the share exchange transaction described below.

On February 13, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with PXPF and its shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement (the “Exchange Transaction”), collectively held 100% of PXPF’s issued and outstanding share capital (the “BVI Shareholders”). On the Closing Date, we issued 14,560,000 shares of common stock to the BVI Shareholders in exchange for all of their equity interests in PXPF.  The BVI Shareholders became our controlling shareholders, PXPF became our wholly-owned subsidiary, and we acquired the business and operations of PXPF. Immediately prior to the Exchange Transaction, we had 1,454,421 shares of common stock outstanding, including 122,800 shares held by MMH Group, LLC, which is owned by Matt Hayden, who was our then sole officer and director, as well as 343,840 shares held by Pope Investments II LLC, which held more than 10% of our total outstanding prior to the Exchange Transaction. Immediately after the Exchange Transaction, we had 16,014,421 shares of common stock outstanding. In connection with the Exchange Transaction, we changed our name from “Sino Charter, Inc.” to “VLOV, Inc.” on March 4, 2009, to better reflect our business operations.

The Exchange Transaction was accounted for as a reverse merger (recapitalization) with PXPF deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the financial information presented in our financial statements is the historical financial information of PXPF, as adjusted to give effect to the change in the share capital as a result of the reverse merger (recapitalization). The basis of the assets, liabilities and retained earnings of PXPF, the accounting acquirer, have been carried over in the recapitalization.

PXPF was incorporated in the British Virgin Islands on April 30, 2008. Other than holding 100% of the equity interests in HK Dong Rong, PXPF has no operations of its own.

HK Dong Rong was incorporated on January 5, 2005 originally under the name Korea Jinduren (International) Dress Limited (“Korea Jinduren”). The company was set up by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital, and changed its name to HK Dong Rong on April 27, 2009. HK Dong Rong is wholly-owned by PXPF. Other than activities arising from its contractual arrangements with Yinglin Jinduren, HK Dong Rong has no other operations of its own.

Yinglin Jinduren was organized in the PRC on January 19, 2002.  Yinglin Jinduren holds the government licenses and approvals necessary to operate our apparel business in China.  PRC law currently imposes certain restrictions on foreign ownership of PRC business entities. To comply with such foreign ownership restrictions, neither we, PXPF nor HK Dong Rong own any equity interests in Yinglin Jinduren, but control and receive the economic benefits of its business operations through contractual arrangements. Through HK Dong Rong, we have contractual arrangements with Yinglin Jinduren and its owners to obtain substantially the same control of and rights to Yinglin Jinduren that we would have had through direct acquisition of its equity interests. Through these contractual arrangements, we provide consulting and other general business operation services to Yinglin Jinduren, and also have the ability to substantially influence its daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, we are able to control Yinglin Jinduren and to receive, through a service fee earned by HK Dong Rong, all of the net income of Yinglin Jinduren, although we have generally allowed such amounts to be retained by Yinglin Jinduren to support its operations.  Our contractual agreements are silent as to the sharing of losses in the event that Yinglin Jinduren incurs losses in any period.  As a result, in the event Yinglin Jinduren incurs losses, we would expect to absorb such losses through our inability to collect the accumulated net income due to us.

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. China Dong Rong, which currently conducts no business activities, is deemed to be a wholly foreign owned enterprise, or WFOE, as its direct parent company, HK Dong Rong, is not a PRC company. $4 million of the registered capital has been funded, with the balance to be funded within two years from the incorporation date. It is our intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong sometime in 2010.

Contractual Arrangements with Yinglin Jinduren and its Owners

Our relationships with Yinglin Jinduren and its owners are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Yinglin Jinduren. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Under Chinese laws, each of HK Dong Rong and Yinglin Jinduren is an independent legal entity and neither of them is exposed to liabilities incurred by the other party.

On December 28, 2005, HK Dong Rong (then known as Korea Jinduren) entered into the following contractual arrangements with Yinglin Jinduren:

Consulting Services Agreement.  Pursuant to the exclusive consulting services agreement between HK Dong Rong and Yinglin Jinduren, HK Dong Rong has the exclusive right to provide to Yinglin Jinduren general consulting services relating to the management and operations of Yinglin Jinduren’s apparel business (the “Services”). Additionally, HK Dong Rong owns any intellectual property rights developed through the Services provided to Yinglin Jinduren. During the term of this agreement, Yinglin Jinduren’s operational incomes are deposited into a bank account designated by HK Dong Rong. Yinglin Jinduren is obligated to pay a quarterly consulting service fee in Renminbi (“RMB”) to HK Dong Rong that is equal to all of Yinglin Jinduren’s net income for such quarter, based on a financial report certified by Yinglin Jinduren’s chief financial officer and delivered to HK Dong Rong within 45 days after the end of such quarter. In addition to such quarterly reports, Yinglin Jinduren is also obligated to report its monthly financial results and business conditions to HK Dong Rong, as well as provide its annual audited accounts within 90 days of the fiscal year end. Yinglin Jinduren is also obligated to maintain accurate books and records of its business activities and transactions, and to make all such information available to HK Dong Rong.  In the event of a breach by Yinglin Jinduren of the foregoing or other obligations under this agreement, HK Dong Rong is entitled to all remedies under PRC law, including recovery of direct and indirect losses as well as legal fees. The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) the other party causes a material breach of this agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) HK Dong Rong terminates its operations; (d) Yinglin Jinduren’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement.  Additionally, HK Dong Rong may terminate the consulting services agreement without cause. Any dispute arising from this agreement that the parties cannot resolve must be submitted for arbitration before the China International Economic and Trade Arbitration Commission.

Because all of our business operations are conducted by Yinglin Jinduren, we have generally allowed Yinglin Jinduren to retain its net income in the PRC in order to support its operations. Additionally, Yinglin Jinduren was allowed to declare dividends, which dividends were declared and paid to Yinglin Jinduren’s owners prior to the Exchange Transaction. Yinglin Jinduren has not declared or paid any dividend since the Exchange Transaction and will not do so in the future.

Operating Agreement.  Pursuant to the operating agreement among HK Dong Rong, Yinglin Jinduren and the owners of Yinglin Jinduren who collectively hold 100% of the outstanding equity interests of Yinglin Jinduren (our chief executive officer and his brother), HK Dong Rong provides guidance and instructions on Yinglin Jinduren’s daily operations, financial management and employment issues.  The owners of Yinglin Jinduren must designate the candidates recommended by HK Dong Rong as their representatives on Yinglin Jinduren’s board of directors.  HK Dong Rong has the right to appoint senior executives of Yinglin Jinduren.  In addition, HK Dong Rong agrees to guarantee the performance of Yinglin Jinduren under any agreements or arrangements relating to Yinglin Jinduren’s business arrangements with any third party.  Yinglin Jinduren, in return, agrees to pledge its accounts receivable and all of its assets to HK Dong Rong.  Moreover, Yinglin Jinduren agrees that without the prior consent of HK Dong Rong, Yinglin Jinduren will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Yinglin Jinduren, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.  The term of this agreement is the maximum period of time permitted by law unless sooner terminated by any other agreements reached by all parties or upon a 30-day written notice from HK Dong Rong.  The term may be extended only upon HK Dong Rong’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement.  Under the equity pledge agreement between the owners of Yinglin Jinduren and HK Dong Rong, the stockholders of Yinglin Jinduren pledged all of their equity interests in Yinglin Jinduren to HK Dong Rong to guarantee Yinglin Jinduren’s performance of its obligations under the consulting services agreement.  If Yinglin Jinduren or its owners breach their respective contractual obligations, HK Dong Rong, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests.  The owners of Yinglin Jinduren also agreed, that upon occurrence of any event of default, HK Dong Rong shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by HK Dong Rong to accomplish the purposes of the equity pledge agreement.  The owners of Yinglin Jinduren agreed not to dispose of the pledged equity interests or take any actions that would prejudice HK Dong Rong’s interest.  The equity pledge agreement will expire two years from the fulfillment of Yinglin Jinduren’s obligations under the consulting services agreement.

Option Agreement.  Under the option agreement between the owners of Yinglin Jinduren and HK Dong Rong, the owners irrevocably granted HK Dong Rong or its designee an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Yinglin Jinduren for the cost of the owners’ initial contributions to Yinglin Jinduren’s registered capital or the minimum amount of consideration permitted by applicable Chinese law.  HK Dong Rong or its designee has sole discretion to decide when to exercise the option, whether in part or in full.  The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement.  Pursuant to the proxy agreement between HK Dong Rong and the owners of Yinglin Jinduren, the owners agreed to irrevocably grant a designee of HK Dong Rong with the right to exercise the owners’ voting and other rights, including the rights to attend and vote at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and Yinglin Jinduren’s governing charters.  The proxy agreement may not be terminated without the unanimous consent of all parties, except that HK Dong Rong may terminate the proxy agreement with or without cause upon 30-day written notice to the owners.

As a result of the these contractual arrangements between HK Dong Rong and Yinglin Jinduren, we are considered the primary beneficiary of Yinglin Jinduren and Yinglin Jinduren is deemed our variable interest entity (“VIE”).

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

(1)
Our management includes: Mr. Qingqing Wu as Chairman and Chief Executive Officer, Mr. Yushan Zheng as Chief Financial Officer, and Dr. Jianwei Shen, Mr. Zhifan Wu, Mr. Yuzhen Wu, Mr. Congming Xie and Ms. Ying Zhang as members of the board of directors. As of April 6, 2010: Mr. Qingqing Wu owns approximately 57.57% of our issued and outstanding common stock; Mr. Yushan Zheng, Dr. Jianwei Shen, Mr. Zhifan Wu, Mr. Yuzhan Wu, Mr. Congming Xie and Ms. Ying Zhang do not own any shares of common stock.

(2)	The management of PXPF is comprised of Mr. Qingqing Wu as its sole director. We are the sole shareholder of PXPF.

(3)	The management of HK Dong Rong is comprised of Mr. Qingqing Wu as Chairman and Mr. Lileng Lin as Director. PXPF is the sole shareholder.

(4)
HK Dong Rong controls Yinglin Jinduren through contractual arrangements designed to mimic equity ownership of Yinglin Jinduren by HK Dong Rong. These contracts include a consulting services agreement, operating agreement, equity pledge agreement, option agreement, and proxy agreement.

(5)
The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director.  Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09% of the ownership interests of Yinglin Jinduren, respectively.

(6)	The management of China Dong Rong is comprised of Mr. Qingqing Wu as executive director.

Our Products

We currently design and distribute a broad array of men’s apparel.  Our current product lines include the following: jeans, jackets, undershirts, t-shirts, shirts, windbreakers, sweaters, cotton wear, knit wear and accessories. Our 2009 revenue breakdown by product line was as follows: 30% jeans; 24% shirts, undershirts and windbreakers; 15% jackets; 16% t-shirts; 5% cotton wear; and 10% other clothing and accessories.

Our Distribution Channel and Customers

          We do not engage directly in retail sales of our products; rather, we sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement. Presently, we have distribution agreements with 12 distributors throughout northern, central and southern China, as follows:.

Distributor	Geographical Location	Fiscal 2009 Sales (RMB)	Fiscal 2009 Sales (US$) *	% of Sales
C-002 of Mingzhu 100 Market	Zhejiang	83,256,840	$12,206,285	18.97%
Jinyang Commerce Co., Ltd.	Hubei	59,420,579	$8,711,651	13.54%
Jingduren Store, Tianqiao District, Jinan	Shandong	49,135,132	$7,203,702	11.20%
Clothwork Apparel, Wanma Plaza	Jiangxi	47,724,795	$6,996,932	10.87%
Yunfang Jingduren Store	Yunnan	43,276,857	$6,344,820	9.86%
Jinduren Store, Shenhe District	Liaoning	33,392,242	$4,895,637	7.61%
Yinji Fuchun Apparel	Henan	31,841,242	$4,668,244	7.26%
Jinduren Store in Duocai Xintiandi	Shaanxi	31,610,646	$4,634,437	7.20%
Nachun Li	Guangxi	29,739,903	$4,360,167	6.78%
Xinshiji Apparel City	Beijing	20,207,711	$2,962,652	4.60%
Jiaming Tang	Sichuan	5,657,487	$829,444	1.29%
Fujian Minhou Yonghui Business Company Ltd.	Fujian	3,610,127	$529,441	0.82%

* Based on an average exchange rate of 1RMB = 0.14661 USD for the year ended December 31, 2009, as quoted on www.oanda.com.

As of December 31, 2009, our products were sold by our distributors at 742 V·LOV retail locations operated by our distributors throughout northern, central and southern China. These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. A geographical breakdown of V·LOV POS operated by our distributors as of December 31, 2009, is as follows:

Province/City:	Number of POS
Beijing	39
Zhejiang	103
Shandong	94
Jiangxi	90
Yunnan	77
Shaanxi	66
Liaoning	49
Hubei	103
Henan	66
Guangxi	42
Sichuan	10
Fujian	3

We believe that our distribution model has enabled us to grow by leveraging our distributors’ regional retail expertise and economies of scale.  We provide retail policies and guidelines, training, advertising and marketing support as well as advertising subsidies to assist our distributors in the management and expansion of the V·LOV retail distribution network.  To achieve brand consistency, we have established management and operational guidelines for all our distributors to follow. These guidelines include, but are not limited to, inventory control, sales and pricing procedures, product and window display requirements and customer service standards. Although our distributorship agreements do not require our distributors to share POS sales information, our distributorship agreements require all POS to be V·LOV’s exclusive POS, and our sales and marketing staff travel throughout China to monitor and advise our distributors. Distributors that maintain at least a three-year good standing relationship with us enjoy 60 to 90 days of credit while new distributors usually pay us upon our receipt of their orders.  Our total bad debt expense has been less than 1% of revenue per year during the last three years.

Each year, we hold two sales previews – typically in April/May and in November– to showcase our new designs to our distributors. At each sales preview, the distributors place orders for products based on designs that they believe will appeal to their specific geographical markets, and the products are manufactured and delivered to the distributors accordingly. We then monitor and oversee their operations of the V·LOV POS through our marketing and sales team.  Our marketing and sales team advises and works closely with our distributors on renovating and updating their V·LOV POS as and when necessary to achieve maximum performance and to enable them to expand their sales distribution network. Upon achieving performance targets, distributors may become eligible for advertising rebates from us pursuant to our distribution agreements.

We are constantly looking for new distributors. We select distributors based on a range of criteria which we consider important for the operation of the overall V·LOV retail distribution network’s goal of providing cutting edge casual wear POS. We do not require our distributors to have any minimum number of years of relevant experience. We assess the suitability of a distributor candidate based on, but not limited to, the following:

•	operational and managerial experience of casual wear retail locations;
•	the ability to develop and operate a network of retail locations in its designated sales region;
•	the perceived ability to meet our sales targets;
•	the suitability of its POS locations and size; and
•	overall creditworthiness.

We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon the distributor meeting certain criteria.  We set guidelines for our distributors in respect of the location, store layout and product display of their V·LOV POS.  We allow our distributors to use authorized third-party retail operators to operate their V·LOV POS.  Distributors must obtain our prior written approval before appointing a third-party retail operator.

We have contractual relationships only with our distributors and not with each POS. We require our distributors to implement, monitor, comply with and enforce our retail store guidelines on their POS. Except for the provision of advertising subsidies upon satisfying sales goals, we do not make any payment, give other sales incentives, or pay any fee to our distributors. Our distributors do not pay us any fee other than for their purchase of our products.

We generally assist our distributors with transferring or exchanging their unsold inventories with our other distributors in order to reduce their inventory levels, and at the end of each season, we may also allow our distributors to sell their remaining inventories at discounted pricing. As a result, we have historically had minimal returns from our distributors.

Our Suppliers and Manufacturers

Although we have our own manufacturing capacity at our Yinglin facility, the most important function of that facility is to support our research and development department in sample and prototype designs and other research and development activities. We outsource approximately 80% to 90% of our manufacturing to independent third-party factories as a part of our overall sourcing strategy. Outsourcing work allows us to maximize production flexibility while managing capital expenditures and minimizing the costs of maintaining what would otherwise be a large workforce.

Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, which supply their own raw materials. Beginning in 2009, however, we shifted our outsourcing entirely to O.E.M. manufacturers.

Our outsourcing varies seasonally depending upon such factors as current factory capacity and customer demand. We currently work with 17 O.E.M. manufacturers. We do not execute agreements with them since there are many well-qualified clothing manufacturers to choose from and any of them can be readily replaced. However, we have established good working relationships with all of the manufacturers that we work with and do not expect to replace any of them. Prior to entering into a relationship with an O.E.M. manufacturer, we review and assess their product quality thoroughly. We generally agree to pay our O.E.M. manufacturers within 30-60 days after dispatching finished goods to our distributors. We typically place orders with our O.E.M. manufacturers when we receive orders from our distributors.

We select raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from local fabric and accessory suppliers and identify imported specialty fabrics to meet specific distributor requirements. Our O.E.M. manufacturers purchase these raw materials from these suppliers according to our manufacturing and design specifications. We currently work with more than 20 suppliers. We do not execute agreements with them since there are no shortages of suppliers and materials to choose from, and any of them can be readily replaced. However, we have good working relationships with all of our current suppliers and do not expect to replace any of them.

In 2009, two suppliers accounted for 10% or more of our total supply purchases for our own production: Zhongshan Luzhicheng Garment Co., Ltd. for 11.46% and Shishi City Jiexing Apparel Industry Development Co., Ltd. for 11.50%. The same suppliers accounted for 15.31% and 38.17% of total supply purchases, respectively, in 2008. To date, we have not experienced any significant difficulty in obtaining materials that are essential to our business.

Our Sales and Marketing

The strength of the V·LOV brand name and image is not only dependent on our ability to design and produce trendy and high quality apparel, it is also largely dependent on the skill of our sales and marketing team to promote our products to our target consumers. We currently have 44 sales and marketing staff. Our sales and marketing director is in charge of four departments: sales, marketing, strategic planning and logistics.

We actively market our brand. Our print ads appear in local newspapers and fashion magazines, in outdoor venues such as mass transit stations, exterior bus panels and billboards, and in indoor venues such as in-mall kiosks. We run television and radio ads, and look to promote our brand through sponsorship of movies, sporting events and television programs targeted at our customer demographic profile. We also have sales and marketing guidelines for all our distributors to follow at the V·LOV POS. These guidelines include pricing and sale procedures, product and window display requirements and customer service standards.

Our advertising expenses were RMB 21,684,000 (US$3,179,000) and RMB 18,618,000 (US$2,684,000) for 2009 and 2008 respectively, representing 34% and 43% of our operating costs for these periods, respectively.

We are always promoting our brand to new distributors to expand our distribution network. Management believes we can continue to benefit from our solid reputation for providing high quality goods in the markets where we have a presence, which provides us further opportunities to work with potentially desirable distributors. Our marketing strategy aims to attract distributors with the strongest branding experience within the strongest markets in order to effectively promote our brand. Referrals from existing distributors have been and continue to be a fruitful source of distributor candidates.

Production and Quality Control

We are committed to designing and manufacturing high quality garments.  We have implemented strict quality control and craft discipline systems to ensure that our products meet certain quality and safety standards, which include:

•	evaluate customers to make sure we produce middle to high-end products only;
•	evaluate suppliers to make sure the raw materials could meet our standards;
•	inspect manufacturing process and fabric quality by our trained employees;
•	run routine checks on the fabrics for flammability, durability, chemical content, static properties, color retention and various other properties in our advanced testing center; and
•	final audit the products before products are delivered.

We require our O.E.M. manufacturers to comply with our manufacturing standards and specifications, and do not allow them to sub-contract our production orders without our prior written consent. We are actively involved throughout the entire manufacturing process: we inspect prototypes of each product prior to initial cutting, routinely perform continuous on-site inspections, subject finished products to ensure that they meet our rigorous quality standards and our specifications, and conduct a final inspection of finished products prior to shipment to ensure that they meet our high standards. Our policies and arrangements allow us to return defective products back to the relevant manufacturers.

In addition, we work closely with our distributors so that they understand our testing and inspection process.  Due to our strict quality control and testing process, we have not undergone any product or merchandise recalls, and we generally do not receive any significant requests from our distributors to return finished goods. Product returns have not resulted in material operating expenses historically.

Logistics and Inventory

O.E.M. manufacturers, unlike sub-contractors, ship finished products directly to our distributors after final quality inspection. As a result, we have experienced a steady drop in inventory of finished products since we began realigning our manufacturing needs toward O.E.M. manufacturers in September 2008. Products that we make at our facility are typically delivered to our distributors by truck or local couriers.

Competition

The fashion apparel industry is quite competitive in China, including brand names and companies of all sizes, both domestic and international, many of which have greater financial and manufacturing resources than us.  Nevertheless, we have been in the fashion apparel business since 2004 and believe that we have earned a reputation for producing fashionable and high quality products at competitive prices, with excellent customer service.

We believe that our chief competitive strength is our in-depth and thorough understanding of our targeted customer groups in China. Our design team led by Mr. Qingqing Wu, our chief executive officer, with inputs from our distributors, formulates new design concepts by analyzing information on global and local fashion trends and market research. Prototypes are reviewed by our distributors and marketing team and further refined based on evaluations carried out by marketing personnel before showcasing the final designs at our sales fairs.

Currently, there are several companies in China that we consider to be direct competitors, including both state-owned and private companies of different sizes.  Some of our local competitors include Fairwhale and Cabbeen.  International brands such as G-STAR and jack.jones also compete in the same space as V·LOV.

Intellectual Properties and Licenses

We presently have 19 trademarks registered with the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (the “PRC Trademark Office”), which are issued for a period of 10 years. Additionally, we have licensed 4 trademarks registered with the PRC Trademark Office from Mr. Qingqing Wu, our chief executive officer, pursuant to trademark license contracts that have irrevocably and perpetually granted us the right to use such trademarks in the PRC for free.

Our trademark and other intellectual property rights are important to our success and competitive position.  We take all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the PRC Trademark Office to protect our intellectual property, our marketing team also diligently conducts market research and patrols our POS and other marketplaces to ensure that our intellectual property rights are not being violated. In the event of any infringement, we will pursue all available legal rights and remedies.

Governmental Regulations

Fabric Safety

We are required to comply with central, provincial and local regulations governing fabric safety. In order to address these compliance issues, we have established an advanced fabric testing center to ensure that our products meet certain quality and safety standards established by the governmental authorities.  Our testing center located in our Yinglin facility runs routine checks on our products for flammability, durability, chemical content, static properties, color retention and various other properties.  In addition, we work closely with our distributors so that they understand our testing and inspection process.

Enterprise Taxation

Pursuant to the PRC Enterprise Income Tax Law (the "New Tax Law") passed by the Tenth National People's Congress on 16 March 2007, the new PRC income tax rates for domestic and foreign enterprises are unified at 25% effective January 1, 2008. The enactment of the New Tax Law is not expected to have any significant financial effect on the amounts accrued in our balance sheet in respect of taxation payable and deferred taxation.

Value Added Tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994.  Under these regulations and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

Environmental Protection Regulations

In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the NPC on 26th December, 1989, the bureau of environmental protection of the State Council sets the national guidelines for the discharge of pollutants. The provincial and municipal governments of provinces, autonomous regions and municipalities may also set their own guidelines for the discharge of pollutants within their own provinces or districts in the event that the national guidelines are inadequate.

A company or enterprise which causes environmental pollution and discharges other polluting materials which endanger the public should implement environmental protection methods and procedures into their business operations. This may be achieved by setting up a system of accountability within the company’s business structure for environmental protection; adopting effective procedures to prevent environmental hazards such as waste gases, water and residues, dust powder, radioactive materials and noise arising from production, construction and other activities from polluting and endangering the environment. The environmental protection system and procedures should be implemented simultaneously with the commencement of and during the operation of construction, production and other activities undertaken by the company. Any company or enterprise which discharges environmental pollutants should report and register such discharge with relevant bureaus of environmental protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit.

If a company fails to report and/or register the environmental pollution caused by it, it will receive a warning or be penalized. Companies which fail to restore the environment or remedy the effects of the pollution within the prescribed time will be penalized or have their business licenses terminated. Companies or enterprises which have polluted and endangered the environment must bear the responsibility for remedying the danger and effects of the pollution, as well as to compensate any losses or damages suffered as a result of such environmental pollution.

Foreign Exchange Controls

Pursuant to the Foreign Currency Administration Rules promulgated in 1996, as amended and various regulations issued by the State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, RMB is convertible without prior approval from SAFE only to the extent of current account items, such as trade-related receipts and payments, interest and dividends and after complying with certain procedural requirements. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to limitations set by the SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

Pursuant to the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular No. 75, issued on October 21, 2005, (i) a PRC citizen residing in the PRC, or PRC resident, shall register with the local branch of the SAFE before it establishes or controls an overseas special purpose vehicle, or overseas SPV, for the purpose of overseas equity financing (including convertible debts financing); (ii) when a PRC resident contributes the assets of or its equity interests in a domestic enterprise into an overseas SPV, or engages in overseas financing after contributing assets or equity interests to an overseas SPV, such PRC resident shall register his or her interest in the overseas SPV and the change thereof with the local branch of the SAFE; and (iii) when the overseas SPV undergoes a material event outside of China, such as change in share capital or merger and acquisition, the PRC resident shall, within 30 days from the occurrence of such event, register such change with the local branch of the SAFE. On May 29, 2007, the SAFE issued relevant guidance to its local branches for the implementation of Circular No. 75. This guidance standardizes more specific and stringent supervision on the registration requirement relating to Circular No. 75 and further requires PRC residents holding any equity interests or options in SPVs to register with the SAFE. Failure to comply with such registration requirement may result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Although Mr. Qingqing Wu, our principal shareholder, resides in the PRC, he is a foreign national. As such, he has not registered with the local branch of the SAFE under Circular No. 75.

Seasonality

Chinese consumers’ spending behaviors are typically stable year to year; they are typically affected by seasonal shopping patterns within the year.  Sales are particularly higher before the Chinese New Year holiday in early spring, the Labor Day holiday in early May, the summer months and the National Day holiday in early October.

We have typically experienced seasonal fluctuations in sales volume due to the seasonal fluctuations experienced by the majority of our customers.  These seasonal fluctuations typically result in sales increases in the first and second quarters and sales decreases in the third and fourth quarters of each year.  The mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of casual wear and accessories.  In addition, unexpected and abnormal changes in climate may affect sales of our products that are timed for release during a particular season.

Fluctuations in our sales may also result from a number of other factors including:

•	the timing of our competitors’ launch of new products;
•	consumer acceptance of our new and existing products;
•	changes in the overall clothing industry growth rates;
•	economic and demographic conditions that affect consumer spending and retail sales;
•	the mix of products ordered by our distributors;
•	the timing of the placement and delivery of distributor orders; and

•	variations in the expenditure necessary to support our business.

Employees

The following table sets forth the number of our employees for each of our areas of operation and as a percentage of our total workforce as of December 31, 2009:

	Number of Employees	% of Employees
Production Development	253	66.23%
Sales & Marketing and Quality Assurance	53	13.87%
Production Management	24	6.28%
Purchasing	6	1.57%
Finance	9	2.36%
Management & Administration	14	3.67%
Research & Development	23	6.02%

TOTAL	382	100%

We are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs. Because garment manufacturing is a labor-intensive business, we outsource most of our manufacturing to contract manufacturers. We rely on in-house skilled labor and talents to design, develop and sell our products.  Generally, we offer one to three months of training to new workers to better understand our brand and improve their relevant skills during the training period.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

Working Conditions and Employee Benefits.  We believe in the importance of maintaining our social responsibilities, and we are committed to providing employees with a safe, clean, comfortable working environment and accommodations. Our employees also are entitled to time off during public holidays. In addition, we frequently monitor our contract manufacturers’ working conditions to ensure their compliance with relevant labor laws and regulations. We are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government. We strictly comply with the Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on us or our operations.

Principal Executive Office

Our principal executive office is located at 11/F., Xiamen Guanyin Shan International Commercial Operation Centre, A3-2124, Hubin Bei Road, Siming District, Xiamen, Fujian Province, China. Our main telephone number is +86-0592-2345999 and fax number is +86-0592-2345777.

ITEM 1A.  RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Industry

Our sales are influenced by general economic cycles. A prolonged period of depressed consumer spending would have a material adverse effect on our profitability.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending.  The global economy is currently experiencing a downturn.  Purchases of trendy apparel and accessories tend to decline in periods of uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline.  Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions.  During periods of economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, maintain sales levels at our existing POS, or maintain or improve our margins from operations as a percentage of net sales.  Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders.  A prolonged period of depressed consumer spending would have a material adverse effect on our profitability.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from other apparel producers both in China and other countries.  Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can.  As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or respond appropriately to consumer needs.

We compete with companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

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

We purchase raw materials directly from local fabric and accessory suppliers.  We may also import specialty fabrics to meet specific customer requirements.  We also purchase finished goods from our O.E.M. manufacturers.  The prices we charge for our products are dependent in part on the market price for raw materials used to produce them.  The price, availability and quality of our raw materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors.  Any raw material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers.

For the fiscal year ended December 31, 2009, two suppliers accounted for 11.50% and 11.46%, respectively, of our total supply purchases for our own production. For the fiscal year ended December 31, 2008, the same two suppliers accounted for 38.17% and 15.31%, respectively, of our total supply purchases.  We do not have any long-term written agreements with any of our suppliers and do not anticipate entering into any such agreements in the near future.  We do not believe that the loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

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

We have a limited operating history. Yinglin Jinduren commenced business in 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the apparel industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;

•	attract additional customers and increase spending per customer;

•	respond to competitive market conditions;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our net sales from $4.74 million in 2004 to $64.34 million in 2009. We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success of our growth strategies, competitive conditions and our ability to manage our future growth.  Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

Our distributors operate, directly or indirectly via authorized third parties, the V·LOV POS. We do not own or operate any V·LOV POS ourselves. We depend on our distributors’ regional retail experience and economies of scale. We may not be able to expand the geographical coverage of our existing distributors, or be able to engage new distributors who have strong network and retail experience, which may substantially impair our sales targets. We rely on our distributors in the management and expansion of the V·LOV retail sales network. Even though we provide retail policies and guidelines, training, advertising and marketing support, our distributors might not carry out our visions and satisfy the needs of our business. Our sales to distributors also may not correlate directly to the demand for our products by end customers. If our distributors mismanage and do not effectively expand our retail network, our business and our reputation can be adversely affected.

We rely on outsourcing for a majority of our manufacturing needs.  Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source a majority of our products from independent O.E.M. manufacturers who purchase fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on these manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our O.E.M. manufacturers, who generally may unilaterally terminate their relationship with us at any time.

Our dependence on O.E.M. manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to timely deliver products or to meet our quality standards could cause us to miss the delivery date requirements of our distributors. In addition, any interference with our or our distributors’ ability to receive delivery from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of products. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third-party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. Failing to make timely deliveries may cause our distributors to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

We sell our product to certain distributors on open account with 60 to 90 day payment terms, but these arrangements are not always possible.  Financial difficulties of our distributors could result in losses for our Company.

The loss of our chief executive officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our chief executive officer, Mr. Qingqing Wu and other key management personnel.  Mr. Wu spends all of his working time on our Company's business. It may be difficult to find qualified individuals to replace Mr. Wu or other key management personnel if we were to lose any one or more of them. The loss of Mr. Wu or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.  Furthermore, most members of our design team are not currently under contract.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for denim and related apparel, and accessories delivery date delays, and the timing of new POS openings.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control.  For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring during the Chinese New Year holiday in early spring, Labor Day holiday in early May, summer months, and National Day holiday in early October.  Delays in scheduling or pickup of products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter.  The timing of new POS openings by our distributors and the amount of revenue contributed by such new POS could also impact our net sales and results of operations for any given quarter.  As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year.  Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

We depend on our distributors for our sales. A significant adverse change in our relationship with a distributor or in a distributor’s performance or financial position could harm our business and financial condition.

Presently we have distribution agreements with 12 distributors.  For the year ended December 31, 2009, our five largest distributors represented 64.44% of our total net sales. A decision by a major distributor, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, although we have long-standing relationships, we do not have long term contracts with any of our distributors. We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon satisfying certain criteria.

We do not believe that there is any material risk of loss of any of these distributors during the next 12 months. However, the unexpected loss of any of these distributors could have a material adverse effect on our earnings or financial condition.  We believe that we could replace any of these distributors within 12 months, such that the loss of a distributor would not have a material adverse effect on our financial condition in the long term.  None of our affiliates are officers, directors, or material shareholders of any of these distributors.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Share Exchange. We will incur costs associated with our public company reporting requirements. We will incur costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”). We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment, when such opinion is required. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements.  Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and to acquire new systems with new functionality.  We are considering additional investments in updating our current system to help us improve our internal control system and to meet compliance requirements under Section 404.  We are also continuing to develop and update our internal information systems on a timely basis to meet our business expansion needs.  Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

Our current products are weighted towards male consumers 15 to 34 years of age. If we are not successful in attracting consumers within our demographic profile to our brand, our results of operation and our ability to grow will be adversely affected.

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

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Yinglin Jinduren and its owners, as well our ability to enforce our rights thereunder) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 may require us to register with the relevant government authority the security interests on the equity interests in Yinglin Jinduren granted to us under the equity pledge agreements that are part of the contractual arrangements. If we are required to register such security interests, failure to complete such registration in a timely manner may make such equity pledge agreements unenforceable against third party claims.

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

If we, HK Dong Rong or Yinglin Jinduren are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC consolidated entities;
•	discontinuing or restricting the operations of our PRC consolidated entities;
•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;
•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;
•	restricting or prohibiting our use of the proceeds from raising capital to finance our business and operations in China; or
•	imposing fines.

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

Because we rely on the consulting services agreement with Yinglin Jinduren for our income, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between HK Dong Rong, our indirect wholly owned subsidiary, and Yinglin Jinduren. As a result, we currently rely entirely for our income on the fees we earn from Yinglin Jinduren pursuant to the consulting services agreement which forms a part of the contractual arrangements. The consulting services agreement may be terminated by written notice of HK Dong Rong or Yinglin Jinduren in the event that: (a) Yinglin Jinduren causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) HK Dong Rong terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, HK Dong Rong may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Yinglin Jinduren, the termination of the consulting services agreement would sever our ability to continue receiving payments from Yinlin Jinduren under our current holding company structure. Although we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on payments from Yinglin Jinduren to fund any cash and financing requirements we may have, and any limitation on the ability of Yinglin Jinduren to make such payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and rely principally on payments from Yinglin Jinduren under the consulting services agreement for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by Yinglin Jinduren, which are passed on to us through HK Dong Rong. If Yinglin Jinduren incurs debt in its own name in the future, the instruments governing such debt may restrict its ability to make payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements HK Dong Rong currently has in place with Yinglin Jinduren, in a manner that would materially and adversely affect our ability to pay dividends and other distributions.

Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Qingqing Wu, our Chief Executive Officer, is also the Chairman of Yinglin Jinduren and owns 65.91% of its equity ownership interests. Mr. Yushan Zheng, who is our Chief Financial Officer, is the Chief Financial Officer of Yinglin Jinduren. Mr. Zhifan Wu, who is one of our directors and a brother of Mr. Qingqing Wu, is the Executive Director of Yinglin Jinduren and owns 34.09% of its equity ownership interests. Conflicts of interest between their respective duties to our company and Yinglin Jinduren may arise. As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interest between our company and Yinglin Jinduren. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interest will be resolved in our favor. For example, they may determine that it is in Yinglin Jinduren’s interests to sever the contractual arrangements with HK Dong Rong, irrespective of the effect such action may have on us. In addition, any one of them could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Yinglin Jinduren is obligated to remit to us under the consulting services agreement.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between HK Dong Rong and Yinglin Jinduren. In addition, all of Yinglin Jinduren’s assets are located in, and all of our executive officers and directors reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our executive officers and directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

Our principle shareholder may be subject to registration requirement under current regulations relating to offshore investment activities by PRC residents, the non-compliance of which may subject us to fines and sanctions that could adversely affect our business.

In October 2005, the State Administration of Foreign Exchange (“SAFE”) promulgated Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, that states that if PRC citizens residing in the PRC, or PRC residents, uses assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

Although Mr. Qingqing Wu, our principal shareholder, resides in the PRC, he is a foreign national. As such, he has not registered with the local branch of the SAFE under Circular No. 75. However, we cannot provide any assurance that SAFE may nevertheless require Mr. Wu to comply with such registration requirement. Should SAFE make such determination, failure to comply could subject us to fines or sanctions imposed by the PRC government, which may adversely affect our business.

Risks Related to Doing Business in China

Yinglin Jinduren is subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our indirect investments in Yinglin Jinduren. As a result of our holding company structure, we rely entirely on payments from that company under the contractual arrangements with our indirect wholly owned subsidiary, HK Dong Rong. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment” below. Furthermore, if Yinglin Jinduren incurs debt on its own in the future, the instruments governing the debt may restrict its ability to make payments. If we are unable to receive payments from Yinglin Jinduren through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.

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

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  Although the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. A depreciation of RMB against the U.S. dollar would also result in foreign currency losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollars, as U.S. dollars is our reporting currency.

Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.

The PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We have incorporated a wholly-owned subsidiary in the PRC, China Dong Rong, which is deemed to be a wholly foreign owned enterprise (“WFOE”). Although China Dong Rong does not currently conduct any business, we intend for it do so in the future. If and when China Dong Rong commences business operations, and elects to pay dividends, any such dividends paid to us may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

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

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

Risks Related to an Investment in Our Securities

Our common stock has limited liquidity.

Our common stock is traded on the Over-the-Counter Bulletin Board. It is thinly traded compared with larger more widely known companies in the same industry. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;
•	quality deficiencies in services or products;
•	international developments, such as political developments or changes in economic policies;
•	changes in recommendations of securities analysts;
•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;
•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures;
•	rumors or allegations regarding our financial disclosures or practices; or
•	earthquakes or other natural disasters concentrated in Fujian, China, where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

We do not anticipate that cash dividends will be paid in the foreseeable future.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the Nasdaq Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared with a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our principal shareholders, which includes certain of our officers and directors, and their affiliated entities, own approximately 59.98% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. Although all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent material misstatements.

We are subject to reporting obligations under U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act

ITEM 1B. UNRESOLVED STAFF COMMENTS

As we are not an accelerated filer or a large accelerated filer, as such terms are defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933, as amended, we are not required to make disclosures under this item.

ITEM 2. DESCRIPTION OF PROPERTY

The table below provides a general description of our current offices and facilities, which are located in Fujian Province, China.

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
11/F., Xiamen Guanyin Shan International Commercial Operation Centre, A3-2 124 Hubin Bei Road, Siming District, Xiamen, Fujian Province, PRC	Marketing, R&D, accounting and finance	1,376	October 7, 2012
Yinglin Dongpu Village, Yilin Town, Jinjiang City, Fujian Province, PRC 362200	Manufacturing and distribution	2,859	N/A (property owned by V·LOV)

We lease our Xiamen office under a property lease agreement that expires on October 7, 2012, with a monthly lease amount of RMB 39,902.  We previously leased two other offices in Fujian Province, one in Shishi City for our marketing and R&D, and the other in Quanzhou City for our accounting and finance. Both of these leases have expired and have not been renewed. Instead, all of the functions previously carried out at these offices have been consolidated into our Xiamen office. Rental expense was $36,000 and $66,000 during 2008 and 2009 respectively. We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 2, 2008, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “SNOH.” On January 16, 2009, in connection with a 1-for-100 reverse split of our issued and outstanding shares of common stock, our symbol changed to “SICI.”  On March 20, 2009, in connection with our name change, our symbol changed to “VLOV.”

The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years and interim periods, as reported by the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2010
Quarter ended March 31, 2010	$4.00	$7.00

2009
Quarter ended December 31, 2009	$2.95	$7.50
Quarter ended September 30, 2009	1.00	5.50
Quarter ended June 30, 2009	1.25	2.50
Quarter ended March 31, 2009 *	0.28	8.00

2008
Quarter ended December 31, 2008*	$5.00	$5.00
Quarter ended September 30, 2008*	13.00	13.00
Quarter ended June 30, 2008 * **	10.00	10.00

* Price adjusted to reflect 1-for-100 reverse split effected January 12, 2009.
** Our common stock had no active trading market until April 2, 2008.

The last reported closing sales price for shares of our common stock was $5.20 per share on the OTCBB on April 9, 2010.

Holders

As of April 6, 2010, we had 50 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent.

Dividends

We have never paid cash dividends on our common stock.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant.  Our retained earnings deficit currently limits our ability to pay dividends.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not sell any equity securities not registered under the Securities Act of 1933, as amended, that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the  fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design, develop, manufacture, distribute and sell casual apparel and clothing products in the PRC targeted toward middle-class Chinese men under the brand name “V·LOV”.  We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  As of December 31, 2009, we had agreements with 12 distributors throughout northern, central and southern China.  After distributors place purchase orders for our products, such products are manufactured by us and our outsourced manufacturers and delivered to our distributors.  As of December 31, 2009, our distributors owned and operated 742 points of sales, or POS, across the PRC, including counters, concessions and free standing stores and store-in-stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China.

All of our business operations are carried out by our variable interest entity Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary Dong Rong Capital Investment Limited (“HK Dong Rong”), a Hong Kong company.  Through these contractual arrangements, we have the ability to control Yinglin Jinduren’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval, and receive a fee equal to Yinglin Jinduren’s net income. As a result of these contractual arrangements, we are considered the primary beneficiary of Yinglin Jinduren’s operations. Accordingly, we consolidate Yinglin Jinduren’s results, assets and liabilities in our financial statements.  Mr. Qingqing Wu, our Chief Executive Officer, and his brother Mr. Zhifan Wu, a director of our Company, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

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

Our significant accounting policies are described in Note 1 to our consolidated financial statements.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

Basis of presentation and consolidation

As discussed above and in Note 1 to our consolidated financial statements, our operations are conducted through Yinglin Jinduren, a PRC company in which the equity interests are held by Mr. Qingqing Wu, our chief executive officer, and his brother Mr. Zhifan Wu, a director of our Company. Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval.  We receive a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us.  As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly we consolidate its assets, liabilities and results of operations in our consolidated financial statements.  We have no operations other than those conducted through Yinglin Jinduren.

Revenue Recognition

A majority of our products are manufactured on our behalf by third parties, based on orders for our products received from customers. We are responsible for product design, product specification, pricing to the customer, the choice of third party manufacturer, product quality and credit risk associated with the customer receivable. As such, the Company acts as a principal, not as an agent, and records revenues on a gross basis.

We recognize revenues in accordance with FASB ASC 605-10-S99-1 when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered to the carrier designated by the customer and title passes to the customer.

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Our credit losses have historically not been significant. As of December 31, 2009 and 2008, all of the trade receivable balances were aged less than 90 days and have been collected in full subsequent to the balance sheet date. Therefore, management concluded that no allowance for uncollectible amounts was required.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters through fiscal year 2009 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

Derivative instruments

In connection with the sale of debt or equity instruments, we may sell warrants to purchase our common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At December 31, 2009, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities, We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

	Year Ended December 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Sales	$64,343	100.00%	$51,867	100.00%
Gross Profit	$23,263	36.15%	$18,551	35.77%
Operating Expenses	$9,694	15.07%	$6,249	12.05%
Income From Operations	$13,569	21.08%	$12,302	23.72%
Other Expenses / (Income)	$(982)	(1.53)%	$44	0.08%
Income Tax Expense	$4,106	6.38%	$3,065	5.91%
Net Income	$10,445	16.23%	$9,193	17.73%

Sales

Sales were $64,343,000 for the year ended December 31, 2009 compared with $51,867,000 for 2008, an increase of $12,476,000 or 24%.  We generate revenue primarily from the sales of our apparel products to our distributors, who retail them throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. The increase in our sales was primarily attributable to our marketing efforts and the increase in the number of POS in our distributors’ retail sales network, from 689 in 2008 to 742 in 2009.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Year Ended December 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth (Decline) in 2009 compared with 2008
Beijing	$2,963	4.60%	$1,707	3.29%	73.58%
Zhejiang	$12,206	18.97%	$13,361	25.76%	(8.64)%
Shandong	$7,204	11.20%	$5,407	10.42%	33.23%
Jiangxi	$6,997	10.87%	$7,910	15.25%	(11.54)%
Yunnan	$6,345	9.86%	$4,854	9.36%	30.72%
Shanxi	$4,634	7.20%	$3,051	5.88%	51.88%
Liaoning	$4,896	7.61%	$2,741	5.29%	78.62%
Hubei	$8,712	13.54%	$6,600	12.72%	32.00%
Henan	$4,668	7.26%	$2,915	5.62%	60.14%
Guangxi	$4,360	6.78%	$2,841	5.48%	53.47%
Sichuan	$829	1.29%	$-	-%	NA %
Fujian	$529	0.82%	$480	0.93%	10.21%
Total Net Sales	$64,343	100.00%	$51,867	100.00%	24.05%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Year Ended December 31,
	2009		2008
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$64,343	100.0%	$51,867	100.00%
O.E.M. Finished Goods Cost	$36,605	56.89%	$26,267	50.64%
Raw Materials	$3,040	4.72%	$4,758	9.17%
Labor	$1,168	1.82%	$759	1.46%
Subcontract Production Costs	$-	-%	$809	1.56%
Overhead and Other Expenses	$267	0.42%	$723	1.40%
Total Cost of Sales	$41,080	63.85%	$33,316	64.23%
Gross Profit	$23,263	36.15%	$18,551	35.77%

A majority of our products are manufactured on our behalf by third parties, based on orders for our products that we receive from our distributors. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, which supply their own raw materials. Beginning in 2009, we have shifted our outsourcing entirely to O.E.M. manufacturers.

As we shifted away from sub-contract manufacturing entirely to O.E.M. manufacturing in 2009, the components of our cost of sales have correspondingly shifted. Raw material costs and subcontract production costs accounted for 4.72% and 0%, respectively, of our total net sales in 2009, compared with 9.17% and 1.56%, respectively, in 2008. With the shift to O.E.M. manufacturing, O.E.M. finished goods cost, representing our purchase of finished products from the O.E.M. manufacturers, correspondingly increased, accounting for 56.89% of our total net sales in 2009, compared with 50.64% in 2008.

Labor cost accounted for 1.82% of our total net sales in 2009, compared with 1.46% in 2008. The increase was primarily attributable to increases in management and quality control costs in tandem with the increase in O.E.M. finished goods cost, from $26,267,000 for 2008 to $36,605,000 for 2009.

Overhead and other expenses were 0.42% of our total net sales in 2009, compared with 1.39% for 2008. The decrease was primarily attributable to the reduction of our own production activities and volume.

Total cost of sales for 2009 was $41,080,000, an increase of 23.30% from $33,316,000 for 2008. As a percentage of total net sales, our cost of sales decreased to 63.85% of total net sales for 2009, down from 64.23% of total net sales for 2008. Consequently, gross margin as a percentage of total net sales increased to 36.15% for 2009 from 35.77% for 2008. Our gross margin increased mainly due to the general recovery of the Chinese economy in 2009 and our customers’ acceptance of increases in selling prices.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Year Ended December 31,
	2009				2008
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$2,963	$1,890	$1,073	36.21%	$1,707	$1,108	$599	35.09%
Zhejiang	$12,206	$7,790	$4,416	36.18%	$13,361	$8,580	$4,781	35.78%
Shandong	$7,204	$4,597	$2,607	36.19%	$5,407	$3,479	$1,928	35.66%
Jiangxi	$6,997	$4,467	$2,530	36.16%	$7,910	$5,079	$2,831	35.79%
Yunnan	$6,345	$4,049	$2,296	36.19%	$4,854	$3,119	$1,735	35.74%
Shanxi	$4,634	$2,957	$1,677	36.19%	$3,051	$1,964	$1,087	35.63%
Liaoning	$4,896	$3,123	$1,773	36.21%	$2,741	$1,768	$973	35.50%
Hubei	$8,712	$5,559	$3,153	36.19%	$6,600	$4,217	$2,383	36.11%
Henan	$4,668	$2,979	$1,689	36.18%	$2,915	$1,857	$1,058	36.30%
Guangxi	$4,360	$2,782	$1,578	36.19%	$2,841	$1,816	$1,025	36.08%
Sichuan	$829	$527	$302	36.43%	$-	$-	$-	-%
Fujian	$529	$360	$169	31.95%	$480	$329	$151	31.46%
Total	$64,343	$41,080	$23,263	36.15%	$51,867	$33,316	$18,551	35.77%

Selling, General and Administrative Expenses

	Year Ended December 31,
	2009		2008
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$23,263	36.15%	$18,551	35.77%
Operating Expenses:
Selling Expenses	4,604	7.16%	3,547	6.84%
General and Administrative Expenses	5,090	7.91%	2,702	5.21%
Total	9,694	15.07%	6,249	12.05%
Income from Operations	13,569	21.08%	12,302	23.72%

Selling expenses were $4,604,000 in 2009, compared with $3,547,000 in, an increase of $1,057,000 or 29.80%.  The increase was mainly due to a $495,000 increase in promotional and advertising expenses, from $2,684,000 for 2008 to $3,179,000 for 2009.

General and administrative expenses increased from $2,702,000 for 2008 to $5,090,000 for 2009, an increase of $2,388,000 or 88.38%.  The increase was mainly due to the professional fees incurred in connection with our reverse acquisition transaction in February 2009, including legal and accounting fees.

Change in Fair Value of Derivative Liability

We issued common stock purchase warrants to the investors in our financings completed in November and December 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period. In 2009, the fair value of these warrants declined between the time they were issued and year end, and we recognized a gain of $1,009,000, primarily as a result of the reduction in our stock price.  In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Interest Expense

Interest expense was $58,000 for 2009 compared with $67,000 for 2008 mainly due to an additional $1,000,000 short-term loan we obtained in 2009 to supplement our working capital.

Income Tax Expenses

In both 2008 and 2009, we were subject to income tax at a rate of 25%. Income tax expense for 2008 and 2009 amounted to $3,065,000 and $4,106,000, respectively. The increase in income tax expense was attributable to the increase in assessable profit for the year ended December 31, 2009.

Net Income

Net income was $10,445,000 for the year ended December 31, 2009, compared with $9,193,000 for the year ended December 31, 2008, an increase of $1,252,000 or 13.62%.

Net Income Attributable to Common Shareholders

In connection with the Preferred Shares issued in our financing completed in November 2009, $4,003,000 of our net income for the year ended December 31, 2009 was deemed dividend on the Preferred Shares, resulting in $6,442,000 in net income attributable to our common shareholders for 2009, compared with $9,193,000 of net income attributable to common shareholders from a year ago, a 29.92% decrease.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $11,036,000, other current assets of $14,976,000 and current liabilities of $9,197,000. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. We raised approximately $8 million in November 2009 from private placement of our Preferred Shares and Warrants, and an additional $1.87 million in December 2009 from private placement of our common stock and Warrants, for general working capital, including for marketing and brand promotion, and expansion and/or enhancement of our existing distribution network and facilities. Depending on the extent of such activities, if any, we may need additional capital.

Net cash provided by operating activities in 2009 was $5,668,000 compared with $9,027,000 in 2008. This decrease was mainly attributable to trade deposits paid of $2,307,000 near the end of 2009.

Net cash provided by investing activities was $51,000 in 2009, compared with $114,000 net cash provided by investing activities in 2008. This decrease in 2009 was mainly due to a decrease in advances from a Company director.

Net cash provided by financing activities was $2,452,000 in 2009, compared with net cash used of $9,389,000 in 2008. The increase in net cash provided by financing activities was mainly due to the equity financings that we completed in November and December 2009. Also, $2,428,000 was converted into RMB to avoid currency translation losses from RMB appreciation against the U.S. dollars and held in trust in a personal RMB account of Mr. Qingqing Wu, our chief executive officer, which amount we did not deposit back into our account until after the fiscal year end. In 2008 and 2009, Yinglin Jinduren paid dividends to its equity owners, which were declared and paid prior to our reverse acquisition of PXPF. Since the completion of the reverse acquisition, neither we nor Yinglin Jinduren have declared or paid any dividend, nor do we currently expect to declare or pay any dividends.

As of December 31, 2009, we had inventories of $285,000, compared with $514,000 as of December 31, 2008. The decrease in inventories resulted from the continuing shift to outsourcing our manufacturing requirements for a majority of our products, with finished goods shipped directly to our distributors after final quality inspection. As a result, raw material and finished goods as of December 31, 2009 decreased to $145,000 and $125,000, respectively, from $262,000 and $229,000, respectively, as of December 31, 2008.

As of December 31, 2009, our accounts and other receivables amounted to $9,191,000, an increase of 17.2% from $7,843,000 as of December 31, 2008. The debtor turnover ratio increased to 48 days as of December 31, 2009 from 44 days as of December 31, 2008. The increase in accounts receivable was mainly due to increases in sales and delay of payment by our distributors. Although the debtor turnover ratio increased by 4 days, the average settlement days were still less than 90 days and within the credit period we grant to our distributors.

As of December 31, 2009, we had accounts payables of $2,565,000, compared with $2,040,000 as of December 31, 2008, an increase of 26%. The increase was mainly due to an increase in amount of O.E.M. finished goods purchased resulting from our increased sales. As of December 31, 2008, most of our accounts payables were aged less than 90 days. With increasing cash inflows during 2009, we were able to settle our outstanding payables and as a result, most of our accounts payables as of December 31, 2009 were aged less than 90 days.

As of December 31, 2009, we had accrued expenses and other payables of $583,000, compared with $543,000 as of December 31, 2008. The change was mainly due to settlement of advertising subsidies payable in 2009 and our accrual of $300,000 in penalties anticipated with the registration statement filed in connection with our November and December 2009 financings.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$734	$734	$-

Operating Leases	194	70	124

Total Contractual Obligations:	$928	$804	$124

Total indebtedness consists of installment loans from financial institutions in the PRC.

Operating lease amounts include minimum lease payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under certain lease arrangements.

Off-Balance Sheet Arrangements

Under the operating agreement between our subsidiary HK Dong Rong and our variable interest entity Yinglin Jinduren, it was agreed that, if any guarantee for the performance of Yinglin Jinduren for any contract or loan was required, HK Dong Rong would agree to provide such guarantee.  To date, no such guarantees have been provided. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We do not use off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

VLOV, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders
VLOV, Inc.

We have audited the accompanying consolidated balance sheets of VLOV, Inc. (the “Company”) and its subsidiaries (hereinafter collectively referred to as the “Group”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VLOV, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP
Sherman Oaks, California
April 14, 2010

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands – except for share and per share data)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$11,036	$2,863
Pledged bank deposits	-	88
Accounts and other receivables	9,191	7,843
Amount due from a director	2,428	-
Trade deposits	2,309	-
Inventories	285	514
Prepaid expenses	763	-
Total current assets	26,012	11,308
Property, plant and equipment, net	966	1,067
Land use rights	263	272
TOTAL ASSETS	$27,241	$12,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,565	$2,040
Accrued expenses and other payables	583	543
Amount due to a director	30	2
Bills payable	-	293
Derivative liability	3,684	-
Short-term bank loans	734	587
Income taxes payable	1,601	1,613
Total current liabilities	9,197	5,078
Non-current Liabilities:
Other payable	75	-
Total liabilities	9,272	5,078

Commitments	-	-

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,667,957 and 14,560,000 shares respectively issued and outstanding	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 2,796,721 shares issued and outstanding (liquidation preference $7,998,622)	4,003	-
Additional paid-in capital	6,319	1,236
Statutory reserve	913	913
Retained earnings	6,173	4,876
Accumulated other comprehensive income	560	543
Total stockholders' equity	17,969	7,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,241	$12,647

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands – except for share and per share data)

	Year Ended December 31,
	2009	2008

Net sales	$64,343	$51,867
Cost of sales	41,080	33,316
Gross profit	23,263	18,551

Operating expenses:
Selling expenses	4,604	3,547
General and administrative expenses	5,090	2,702
	9,694	6,249

Income from operations	13,569	12,302

Other income (expenses):
Change in fair value of derivative liability	1,009	-
Interest income	31	23
Interest expense	(58)	(67)
	982	(44)

Income before provision for income taxes	14,551	12,258
Provision for income taxes	4,106	3,065

Net income	10,445	9,193

Other comprehensive income:
Foreign currency translation adjustment	17	334

Comprehensive income	$10,462	$9,527

Net income	10,445	9,193

Less: Deemed dividend on Series A Convertible Preferred Stock	4,003	-
Net income attributable to common shareholders	$6,442	$9,193

Basic earnings per share	$0.41	$0.63

Diluted earnings per share	$0.40	$0.63

Weighted average number of common shares outstanding:
Basic	15,898,584	14,560,000

Diluted	15,949,034	14,560,000

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional		Accumulated other
	Shares	Amount	Shares	Amount	paid-in capital	Statutory reserve	comprehensive income	Retained earnings	Total equity
Balance at January 1, 2008	14,560,000	$1	-	$-	$1,236	$913	$209	$84	$2,443
Net income	-	-	-	-	-	-	-	9,193	9,193
Foreign currency translation adjustment	-	-	-	-	-	-	334	-	334
Dividend declared	-	-	-	-	-	-	-	(4,401)	(4,401)
Total comprehensive income
Balance at December 31, 2008	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,454,421	-	-	-	-	-	-	-
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-		(92)
Net income	-	-	-	-	-	-	-	10,445	10,445
Foreign currency translation adjustment	-	-	-	-	-	-	17	-	17
Dividend declared	-	-	-	-	-	-	-	(5,145)	(5,145)
Total comprehensive income
Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

See accompanying notes to consolidated financial statements
* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousand)

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$10,445	$9,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	107
(Gain)/loss on disposal of property, plant and equipment	(2)	1
Change in fair value of derivative liability	(1,009)	-
(Increase) decrease in assets:
Accounts receivable	(3,057)	(2,961)
Trade deposits	(2,307)	-
Inventories	228	4,446
Prepaid expenses	(764)	144
Increase (decrease) in liabilities:
Accounts payable	525	(1,577)
Bills payable, accrued expenses and other payables	1,531	(471)
Income and other tax payables	(12)	145

Net cash provided by operating activities	$5,668	$9,027

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(61)
Disposals of property, plant and equipment	23	7
Amount due to/from a director	28	168
Net cash provided by investing activities	$51	$114

Cash flows from financing activities:
Pledged bank deposits	88	-
Proceeds from equity financing	9,776	-
Amount due from a director	(2,428)	-
Proceeds from debt financing	733	587
Payments of short-term debt	(586)	(587)
Payments of dividend	(5,131)	(9,389)
Net cash provided by (used in) financing activities	2,452	(9,389)
Effect of exchange rate changes	2	353
Net increase in cash and cash equivalents	8,173	105
Cash and cash equivalents, beginning of year	2,863	2,758
Cash and cash equivalents, end of year	$11,036	$2,863

Supplemental disclosure of cash flow information:
Interest paid	$58	$67
Income taxes paid	$3,528	$3,209

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Description of business and organization

VLOV Inc. (the “Company”) was incorporated on October 30, 2006 in the State of Nevada, under the name Sino Charter, Inc. The Company changed its name to VLOV, Inc. on March 20, 2009.

On February 13, 2009, the Company completed a stock exchange transaction with the stockholders of Peng Xiang Peng Fei Investments Limited (“PXPF”), whereby 14,560,000 restricted shares of common stock were issued to the stockholders of PXPF in exchange for 100% of the common stock of PXPF (the “Share Exchange”).

The completion of the Share Exchange resulted in a change of control. Under the terms of the share exchange agreement (the “Exchange Agreement”), effective February 18, 2009, Qingqing Wu was appointed to the board of directors as Chairman, Matthew Hayden resigned as the Company’s Chief Executive Officer, President, Chief Financial Officer and Secretary, and the following persons were appointed as the Company’s officers:

Name:	Offices:
Qingqing Wu, President,	Chief Executive Officer, Chief Operating Officer and Secretary
Yushan Zheng	Chief Financial Officer and Treasurer

However, it was the intent of the parties to the Exchange Agreement that Mr. Hayden resign from his officer positions after the filing of the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2008 (the “10-K”). Accordingly, the Company, Mr. Wu, Mr. Zheng and Mr. Hayden entered into a Supplemental Agreement dated February 18, 2009, pursuant to which Mr. Wu and Mr. Zheng agreed to resign from their offices, and Mr. Hayden agreed to be reappointed as Chief Executive Officer, President, Chief Financial Officer and Secretary on an interim basis, until the earlier of February 23, 2009 or immediately after the filing of the 10-K. Accordingly, on February 23, 2009, pursuant to the terms of the Supplemental Agreement, Mr. Hayden resigned from his officer positions, and Mr. Wu was reappointed to the board of directors and as President, Chief Executive Officer, Chief Operating Officer and Secretary, and Mr. Zheng as Chief Financial Officer and Treasurer.

Under the Exchange Agreement, Mr. Hayden also agreed to resign from the board of directors, and Mr. Jianwei Shen, Mr. Zhifan Wu and Mr. Yuzhen Wu were appointed as directors.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby PXPF is deemed to be the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of PXPF and the Company is deemed to be a continuation of the business of PXPF.  At the time of the reverse merger with PXPF, the Company had no assets or liabilities and the 1,454,421 shares of its common stock outstanding immediately prior to the time of the Share Exchange have been accounted for at their par value at the time of the transaction.

PXPF is a limited liability company incorporated on April 30, 2008 in the British Virgin Islands. PXPF designs, manufactures and sells fashion apparel under the brand name “VLOV”. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

The Company does not conduct any substantive operations of its own and conducts its primary business operations through a variable interest entity, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”). HK Dong Rong is a limited liability company incorporated in Hong Kong on January 5, 2005 originally under the name Korea Jinduren International Dress Limited (“Korea Jinduren”) and was acquired by PXPF from the majority shareholders of PXPF on September 22, 2008.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Yinglin Jinduren is a limited company incorporated without shares in the PRC on January 19, 2002, of which the initial paid-in capital of RMB10,000,000 ($1,237,000) was funded by the majority shareholders of PXPF. The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director.  Mr. Qingqing Wu is the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, and Mr. Zhifan Wu is a Company director. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

PRC law currently has limits on foreign ownership of domestic PRC companies. To comply with these foreign ownership restrictions, on December 28, 2005, HK Dong Rong (then known as Korea Jinduren) entered into certain exclusive agreements with Yinglin Jinduren and its shareholders. Pursuant to these agreements, HK Dong Rong provides exclusive consulting services to Yinglin Jinduren in return for a consulting services fee which is equal to Yinglin Jinduren’s net profits. Prior to the Exchange Agreement, however, certain dividends were paid from net income to the equity owners of Yinglin Jinduren. In addition, Yinglin Jinduren’s shareholders have pledged their equity interests in Yinglin Jinduren to HK Dong Rong, irrevocably granted HK Dong Rong an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Yinglin Jinduren and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by HK Dong Rong. Through these contractual arrangements, HK Dong Rong has the ability to control Yinglin Jinduren’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As part of these contractual arrangements, HK Dong Rong and Yinglin Jinduren entered into an operating agreement which, amongst other matters, precludes Yinglin Jinduren from borrowing money, selling or acquiring assets, including intellectual property rights, providing guarantees to third parties or assigning any business agreements, without the prior written consent of HK Dong Rong. HK Dong Rong also agreed that, if any guarantee for Yinglin Jinduren’s performance of any contract or loan was required, HK Dong Rong would provide such guarantee to Yinglin Jinduren.

As a result of these contractual arrangements, HK Dong Rong is entitled to receive the expected residual returns of Yinglin Jinduren.  In addition, although Yinglin Jinduren has been profitable, in the event that it were to incur losses, HK Dong Rong would be obligated to absorb a majority of the risk of loss from Yinglin Jinduren’s activities as a result of its inability to receive payment for its accumulated consulting fees, which fees are equal to Yinglin Jinduren’s net income. The Company believes that the equity investors in Yinglin Jinduren do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Yinglin Jinduren and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Yinglin Jinduren’s results, assets and liabilities in the accompanying financial statements. Due to the contractual arrangements, the net income and interest allocable to the noncontrolling interest is zero.

The Company’s consolidated assets do not include any collateral for Yinglin Jinduren’s obligations. The creditors of Yinglin Jinduren do not have recourse to the general credit of the Company.

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. As of December 31, 2009, $4 million has been contributed to China Dong Rong and the remaining registered capital will be contributed within two years after the date of incorporation. It is the intention of the Company and the equity owners of Yinglin Jinduren to transfer the business operations of Yinglin Jinduren to China Dong Rong; however, such transfer had not yet occurred as of December 31, 2009.

(b)       Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

As described above, the Company, through its wholly owned subsidiary HK Dong Rong, consolidates Yinglin Jinduren as Yinglin Jinduren is considered to be a variable interest entity (VIE) and the Company is considered to be its primary beneficiary.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company was at book value. The Company has had no other business activities except for the exclusive agreements with Yinglin Jinduren and its shareholders.

The consolidated financial statements include the financial statements of the Company, its subsidiary and the variable interest entity, Yinglin Jinduren. All significant inter-company transactions and balances between the Company, its subsidiary and the variable interest entity are eliminated upon consolidation.

(c)       Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, the valuation of long-lived assets and the identification and valuation of derivative instruments. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from these estimates.

(d)	Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued a statement establishing the FASB Accounting Standards Codification™ (the “FASB ASC" or the “Codification"). The Codification became the single source of authoritative U.S. generally accepted accounting principles (‘‘US GAAP’’) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification did not change existing US GAAP but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (‘‘ASC’’) topical reference, and new standards will be designated as Accounting Standards Updates (‘‘ASU’’), with a year and assigned sequence number. We have updated our references to US GAAP to reflect the Codification.

(e)       Revenue Recognition

A majority of the Company’s products are manufactured on its behalf by third parties, based on orders for the Company’s products received from customers. The Company is responsible for product design, product specification, pricing to the customer, the choice of third-party manufacturer, product quality and credit risk associated with the customer receivable. As such, the Company acts as a principal and records revenues on a gross basis.

The Company recognizes revenues when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customer. Revenue excludes value-added tax and is stated after deduction of trade discounts and allowances.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(f)      Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(g)      Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. As of December 31, 2009, all of the trade receivable balances were aged less than 90 days. The management determined no allowance for uncollectible amounts is required.

(h)      Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	5 years
Plant and machinery	5 to 15 years

(i)       Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

(j)       Foreign Currency Translation

The Company has its local currency, Renminbi (“RMB”), as its functional currency. The consolidated financial statements of the Company are translated from RMB into US$.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective years:

	Year Ended December 31,
	2009		2008
Assets and liabilities	US$	0.14670	US$	0.14670
Statement of income	US$	0.14661	US$	0.14415

The resulting translation adjustments are recorded as other comprehensive income in the consolidated statement of stockholders equity and comprehensive income and as a separate component of stockholders equity.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(k)      Land use rights

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land.

Land use rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years. These land use rights expire in 2054.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

(l)       Long-Lived Assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

(m)     Comprehensive Income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the years ended December 31, 2009 and 2008 were US$17,000 and US$334,000 respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

(n)      Income Taxes

The Company is mainly subject to income taxes in the PRC. Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. The Company recognizes liabilities for anticipated tax audit issues based on estimates of whether additional taxes will be due. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

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

The Company evaluates its uncertain tax positions and prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(o)      Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2009 and 2008 were approximately US$3.18 million and US$2.68 million, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

(p)      Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(q)      Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately US$1.79 million and US$2.24 million for the years ended December 31, 2009 and 2008 respectively.

(r)      Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt or convertible preferred stock that we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the sale of convertible debt or equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use a binomial option pricing model to value the derivative instruments.

(s)      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the relatively short maturity of such instruments.

The carrying amount of the Company’s short-term borrowings approximates their fair value based upon current rates and terms available to the Company for similar debt.

Warrants that are recorded as derivative instrument liabilities are carried at their fair value, with changes in the fair value reported as charges or credits to income each period.

(t)      Earnings Per Share

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents outstanding. We exclude equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(u)       New Accounting Pronouncements

The following lists the Accounting Standards Codification Updates that are relevant to the Company’s consolidated financial statements have been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five Issues. The consensuses were ratified by the FASB at its meeting on March 31, 2010, and the related Accounting Standards Codification Updates to be issued will become authoritative accounting guidance. None of the consensuses address Issues that have a material effect on our consolidated financial statements.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(2)      AMOUNT DUE FROM A DIRECTOR

As described in Note 9, the Company raised capital in the period from October to December, 2009 by issuing convertible preferred stocks, common stock and warrants.

Because of strict control over the conversion of foreign currency and the transfer of funds by corporate customers, the Company withdrew part of the net proceeds from the capital raise ($2,428,000), converted such amount into RMB and deposited them in a personal account held on trust by one of the Company’s directors, Mr. Qingqing Wu.

The U.S. dollars were converted into RMB and were deposited into the personal account on the date of conversion. The RMB remained on deposit in the director’s bank account until March 29, 2010, when the trust account was cancelled and the money was transferred back to the account of HK Dong Rong.

(3)      TRADE DEPOSITS PAID

The trade deposits were paid to the apparels suppliers of the Company. The amounts have been fully utilized as of March 31, 2010.

(4)      INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2009	2008

Raw materials	$145	$262
Work in process	15	23
Finished goods	125	229

	$285	$514

(5)      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008

Buildings	$914	$914
Furniture, fixtures and equipment	83	84
Motor vehicles	196	196
Office equipment	24	24
Plant and machinery	207	235

Total property, plant and equipment	1,424	1,453
Less : accumulated depreciation	(458)	(386)

	$966	$1,067

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

There was no capitalized interest for the years ended December 31, 2009 and 2008.

(6)      LAND USE RIGHTS

Land use rights are summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008

Land use right	$315	$315
Less : accumulated amortization	(52)	(43)
	$263	$272

There was no capitalized interest for the years ended December 31, 2009 and 2008.

(7)      ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008

Current portion:
Accrued salaries and wages	$165	$120
Accrued expenses	305	4
Advertising subsidies payables	113	419

	$583	$543

Non-current portion:
Advertising subsidies payables	75	-
	$658	$543

(8)      RELATED PARTY TRANSACTIONS

	December 31,
	2009	2008

Amount due from a director:
Mr. Qingqing Wu	$2,428,000	$-

Amount due to a director:
Mr. Qingqing Wu	$30,000	$2,000

Please see Note 2 regarding the amount due from a director.

The amount due to a director is unsecured, interest-free and repayable on demand.

Pursuant to licensing agreements with Mr. Qingqing Wu, a Company director, the Company has the rights to use four trademarks which are owned by the director, although to date, the Company has not utilized these trademarks. The director is in the process of transferring these trademarks to the Company. Costs associated with these trademarks are not significant.

(9)      SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) at $2.86 per share and to issue warrants (the “Warrants”) to purchase shares of the Company’s common stock (the "Preferred Shares Financing"). At the initial closing on October 27, 2009, the Company issued to the Purchasers 1,446,105 Preferred Shares and Warrants to purchase 723,052 shares of common stock for gross proceeds of approximately $4.1 million. At the final closing on November 17, 2009, the Company issued to the Purchasers an additional 1,350,616 Preferred Shares and Warrants to purchase 675,308 shares of common stock for gross proceeds of approximately $3.9 million.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

The Company is required to register the common stock underlying the Preferred Shares and Warrants with the SEC for resale by the Purchasers within 30 days after the final closing and to have the registration statement declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review). If the registration statement is not timely filed or declared effective, the Company will be subject to liquidated damages of 1% of the Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods. As discussed further below, the registration statement was filed on December 17, 2009, but has not yet been declared effective.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”). The Preferred Shares are convertible into common stock at $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert when the common stock is qualified for listing on either the Nasdaq Capital Market or the NYSE Amex Equities. The Preferred Shares are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis. Preferred Shares holders are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Additionally, as long as any Preferred Shares are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend its charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

Each Warrant entitles its holder to purchase one share of common stock at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. The Company is also entitled to redeem the Warrants for the then applicable exercise price (currently $3.43) if the volume-weighted average price of the common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The conversion price of the Preferred Shares and the exercise price of the Warrants are subject to anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price (other than shares issued to the Company’s officers, directors, employees or consultants pursuant to any stock or option plan duly adopted by a majority of the Company’s non-employee directors, or issued upon the conversion or exercise of any securities outstanding as of the closing date of the Preferred Shares Financing, or for acquisitions or strategic transactions approved by a majority of the Company’s directors). The conversion and exercises prices are also subject to customary adjustments for stock dividends, stock splits, reverse stock splits or other similar transactions.

In connection with the Purchase Agreement, certain of the Company’s shareholders entered into a lock-up agreement (the “Lock-up Agreement”) whereby they agreed not to offer, sell, or other dispose of (a) 50% of their common stock holdings for nine months from the initial closing of the Preferred Shares Financing, and (b) the remaining 50% of their common stock holdings for twelve months from the initial closing.

In connection with the Preferred Shares Financing, the Company agreed to place $150,000 of the gross proceeds from the Financing and Warrants to purchase up to 300,000 shares of Common Stock in an escrow account to be expended for investor relations, pursuant to the terms of an escrow agreement (the “Escrow Agreement”).

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Gilford Securities, Incorporated acted as the placement agent in connection with the Preferred Shares Financing (the “Placement Agent”).

On December 1, 2009, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) with several accredited investors, including some of the Purchasers (the “Common Shares Purchasers”) pursuant to which the Company issued to the Common Shares Purchasers 653,534 shares of common stock at $2.86 per share and warrants to purchase 326,767 shares of Common Stock, for gross proceeds of approximately $1.87 million (the "Common Shares Financing").  The terms of the warrants issued in connection with the Second Purchase Agreement are identical to the Warrants issued in connection with the Purchase Agreement.

The Company is required to include the shares of common stock issued in the Common Shares Financing (as well as the shares underlying the Warrants issued) in the registration statement that it is obligated to file to register the common stock underlying the Preferred Shares and Warrants issued in the Preferred Shares Financing. The registration statement was required to be filed on or before December 17, 2009, and must be declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review). If the registration statement is not timely filed or declared effective, the Company will be subject to liquidated damages of 1% of the Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods, a maximum amount of approximately $987,000. The registration statement was filed on December 17, 2009, but has not yet been declared effective. Because the Company does not expect that the registration statement will become effective by the required date of May 16, 2010, the Company has accrued $300,000 at December 31, 2009 for estimated liquidated damages it expects to be required to pay to the Purchasers.

Because the Warrants contain provisions that would reduce their exercise price in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price, and because the Warrants are denominated in a currency that is different from the Company’s functional currency, they have been accounted for as derivative instrument liabilities (see Note 10).

The Preferred Shares are not subject to redemption (except on liquidation), are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis, and the holders of the Preferred Shares are entitled to vote together with common stock holders on an as-converted basis. The Preferred Shares, excluding the embedded conversion option, are considered to be an equity instrument and accordingly, the embedded conversion option has not been separated and accounted for as a derivative instrument liability. However, the Company has recognized a beneficial conversion feature related to the Preferred Shares, to the extent that the conversion feature, based on the proceeds allocated to the Preferred Shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $1.973 million and $2.030 million related to the initial closing and the final closing of the Preferred Shares Financing, respectively. Because the Preferred Shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately amortized through retained earnings as a deemed dividend to the holders of the Preferred Shares.

(10)   DERIVATIVE FINANCIAL INSTRUMENTS

As described in Note 9, on October 27, November 17 and December 1, 2009, respectively, the Company issued 723,052, 675,308 and 326,767 Warrants, respectively. Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $3.43) if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at December 31, 2009, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 85%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 1.14% to 1.66%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At December 31, 2009, the following derivative liabilities related to common stock warrants were outstanding:

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value – Issue Date	Value - December 31, 2009

October 27, 2009	October 27, 2012	723,052	$3.43	$2,163,116	$1,538,959

November 17 2009	November 17, 2012	675,308	3.43	1,832,410	1,440,952

December 1, 2009	December 1, 2012	326,767	3.43	697,580	704,510

		1,725,127		$4,693,106	$3,684,421

During the quarter ended December 31, 2009, the Company recognized income of $1,008,685 related to the change in the fair value of these derivative instrument liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s derivative financial instruments which are required to be measured at fair value on a recurring basis are measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2009:

Warrants

Balance – December 31, 2008	$-

Issuances
October 27, 2009	2,163,116
November 17, 2009	1,832,410
December 1, 2009	697,580

Fair value adjustments	(1,008,685)

Balance – December 31, 2009	$3,684,421

Estimating the fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock, which may exhibit significant volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(11)   SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	December 31 ,2009		December 31 ,2008
	Amount	Interest Rate	Amount	Interest Rate

Bank loan	$734	7.700%	$587	9.320%

As of December 31, 2009, the short-term borrowings were secured by a personal guarantee granted by Mr. Qingqing Wu, a director of the Company.

(12)   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value.  As described in Note 1, the Company had 1,454,421 common shares outstanding prior to the Share Exchange with PXPF, and issued 14,560,000 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008 and the 1,454,421 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

As described in Note 9, on December 1, 2009, the Company sold 653,534 shares of common stock to certain accredited investors.

At December 31, 2009, 16,667,957 common shares were issued and outstanding.

(13)   PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock.

As described in Note 9, on October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 shares, respectively, of its Series A Convertible Preferred Stock (the “Preferred Shares”) to certain accredited investors. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the Nasdaq Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. The Preferred Shares are entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Preferred Shares holders are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. The Preferred Shares have a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. At December 31, 2009, 2,796,721 Preferred Shares were outstanding, with an aggregate liquidation preference of $7,998,622.

(14)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)	Basic

Basic earnings per share is calculated by dividing the profit attributable to equity holders of the company by the weighted average number of ordinary shares and participating preferred shares outstanding during the year.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

	Year Ended December 31,
	2009	2008

Income attributable to common shareholders of the Company	6,442	9,193

Weighted average number of common shares outstanding	15,898,584	14,560,000

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has one category of dilutive potential common shares: the Warrants issued in connection with the Preferred Shares Financing and Common Shares Financing described in Note 9. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares as converted to common stock have been excluded from the diluted earnings per share because to do so would be anti-dilutive. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Year Ended December 31,
	2009	2008

Income attributable to common shareholders of the Company	6,442	9,193

Weighted average number of common shares outstanding	15,898,584	14,560,000
Adjustment for:
- Warrants	50,450	-
	15,949,034	14,560,000

(15)   INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Year Ended December 31,
	2009	2008

PRC enterprise income tax - current	$4,106	$3,065

The Company is mainly subject to income taxes in the PRC and provision for the PRC corporate income tax was calculated based on the statutory tax rate of 33% on the assessable income arose in or before year 2007. Pursuant to the PRC Enterprise Income Tax Law (the “Income Tax Law”) passed by the Tenth National People’s Congress on 16 March 2007, the PRC income tax rates for domestic and foreign enterprises are unified at 25% effective from January 1, 2008. The enactment of the Income Tax Law is not expected to have any significant financial effect on the amounts accrued in the consolidated balance sheet in respect of taxation payable and deferred taxation.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

The applicable rate of Hong Kong profits tax for the years ended December 31, 2009 and 2008 was 16.5%. However, no provision for Hong Kong profits tax has been made for the years ended December 31, 2009 and 2008 as the Company did not carry on any business which generates profits chargeable to Hong Kong profits tax.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

	Year Ended December 31,
	2009	2008

Profit before tax	14,912	12,258

Tax calculated at domestic tax rate applicable to profits in the respective countries	3,825	3,065
Tax effect of:
-Expenses not deductible for tax purposes	280	-
	$4,106	$3,065

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2009 and 2008. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, there was no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2007 through 2009 are open to examination by the PRC state and local tax authorities.

(16)   STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of December 31, 2009, the registered capital was RMB 10,000,000 and the statutory reserves have been established sufficiently.

(17)   LEASE COMMITMENTS

The Company leases certain facilities under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense amounted to US$66,000 and US$36,000 for the years ended December 31, 2009 and 2008 respectively.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2009 are as follows (in thousands):

Future minimum payments
Year Ending December 31:
2010	$70
2011	70
2012	54
$194

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

(18)   BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company has distribution agreements with 12 distributors at December 31, 2009. The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Year ended December 31,
	2009	2008
Customers
Customer A	18.97%	25.76%
Customer B	13.54%	12.72%
Customer C	11.20%	10.42%
Customer D	10.87%	15.25%

The accounts receivable concentration of the above customers is comparable to the above sales concentrations.

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Year ended December 31,
	2009	2008
Vendors
Vendor A	11.50%	38.17%
Vendor B	11.46%	15.31%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(19)   BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$177,000 and US$175,000 for the years ended December 31, 2009 and 2008 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, and have concluded that as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective due to the following material weakness:

Accounting and Finance Personnel Weaknesses - The current accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. In reaching such conclusion, the following factors were considered:

(a) how appropriately we complied with U.S. GAAP in accounting for transactions; and

(b) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the 2010 fiscal year, we intend to take the following remediation measures:

(1)              Recruit sufficient qualified accounting personnel;

(2)              Set up an internal audit department and assign more resources to enhance the internal audit function, especially in the supervision of complex, non-routine transactions;

(3)              Involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and

(4)              Improve the interaction among our management, audit committee, and other external advisors.

The effectiveness of these remediation efforts will not be known until the Company performs a test of these controls in connection with management’s tests of internal controls over financial reporting that the Company will undertake as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only this management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Qingqing Wu	39	Chairman of the Board, President, and Chief Executive Officer	February 23, 2009

Yushan Zheng	47	Chief Financial Officer	February 23, 2009

Jianwei Shen	53	Director	March 7, 2009

Zhifan Wu	43	Director	March 7, 2009

Yuzhen Wu	31	Director	March 7, 2009

Congming Xie	29	Director	March 11, 2009

Ying Zhang	31	Director	March 10, 2010

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

Qingqing Wu graduated from Xiamen Jimei School of Light Industry in 1990 with a major in apparel design and received a Masters in Business Administration degree from Tsing-Hua University in 2007. Mr. Wu worked as a designer at Huacai Apparel Factory in Jinjiang County from 1990-1992. Between 1992 and 1994, Mr. Wu served as the Director of Design and Assistant to the General Manager at Shidali Apparel Co., Ltd. in Jinjiang City. In November 1994, Mr. Wu founded Yinglin Jinduren. Mr. Wu also serves as the Standing Director of the First Committee of the Association of Fabric & Apparel in Jinjiang City.

Yushan Zheng graduated from Jiangxi University of Finance & Economics in 1987 with a major in industrial economics.  Mr. Zheng worked as the Director of Finance Department and served as the Chief Accounting Officer of Xianyou Electrical Machine Co., Ltd. in Fujian Province from 1987 till 2000. Between 2000 and 2004, Mr. Zheng served as the Manager of Auditors at Huada Certified Tax Agent Firm in Putian City.  From 2004 to 2009, Mr. Zheng served as the Manager of Finance Department and acted as the Chief Financial Officer of Sanyuan Metal Co., Ltd. and Sanchuan Aluminum Co., Ltd., respectively, in Fujian Province.  Beginning in February 2009, Mr. Zheng has been serving as the Chief Financial Officer of Yinglin Jinduren.  Mr. Zheng is a Chinese Certified Public Accountant and a Certified Tax Agent.

Dr. Jianwei Shen holds a Doctorate of Economics and Management from China Agricultural University, a Doctorate of Philosophy from Hohenheim University in Germany, a Masters Degree in Economics and Management from Beijing Agricultural University, and a Bachelor’s Degree in Agricultural Economics from Beijing Agricultural University.  Since 2006, Dr. Shen is an independent director and a member of the Audit Committee of the China Essence Group Ltd., a company listed on the Singapore Exchange (Main Board).  From 2002 to 2005, he served as a project manager at Fujian Fuma Foods Group Co., and he worked as a project manager at Beijing Dasbro Co. Ltd from 1993 to 2000.  Dr. Shen is also a member of the Specialist Advisors to the City of Jinjiang, Fujian.  Dr. Shen also provides strategic corporate advisory services to Yinglin Jinduren.

Zhifan Wu serves as the manager of Yinglin Jinduren’s Purchasing Department, a position he has held since March 2006.  Mr. Wu worked as the purchasing assistant at Huangbao Apparel Co., Ltd. from 1996 to 2000.  From March 2000 to 2005, Mr. Wu served as the manager of the Purchasing Department in Huangbao Apparel Co., Ltd.

Yuzhen Wu graduated from Huaqiao University in 1998 with a major in Business Management. Mr. Wu has been working at Yinglin Jingduren since 1998. From 1998 to 2001, Mr. Wu worked as the workshop director. From 2001 to 2003, Mr. Wu worked as the production manager overseeing all production arrangements and process. Mr. Wu served as the vice general manager between 2003 and 2006, and as director of the general production management since 2006.

Congming Xie graduated with a bachelor’s degree in Economic Science from Huaqiao University in 2002.   From July 2002 through December 2004, Mr. Xie acted as the General Manager of Meilun Textile Trade Co., Ltd. in Xiamen City, Fujian Province.  Mr. Xie has been working as the Assistant General Manager of Yinglin Jinduren since January 2005.

Ying (Teresa) Zhang is currently the chief financial officer and a director of China Wind Systems, Inc. She was an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010.  From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing.  Ms. Zhang is a certified practicing accountant in Australia.  She received a bachelor’s degree in international accounting from Renmin University in China and a master’s degree in accounting from Macquarie University in Australia.

Family Relationships

Other than Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, there are no family relationships between or among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Board of Directors and Board Committees

Our board of directors is currently composed of six members. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than one and not more than thirteen.

Our board of directors formally established separate audit, nominating and compensation committees on March 10, 2010.

Audit Committee

Two independent directors are currently appointed to the audit committee: Ms. Ying Zhang and Dr. Jianwei Shen. Our board of directors has determined, based on information furnished by Ms. Zhang and other available information, that she meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such as well as chairperson of the committee.

The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

•
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval.

Compensation Committee

Two independent directors are currently appointed to the compensation committee: Ms. Ying Zhang and Dr. Jianwei Shen. Dr. Shen is chairperson of the committee. Our compensation committee will oversee and, as appropriate, make recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Two independent directors are currently appointed to the nominating committee: Ms. Ying Zhang and Dr. Jianwei Shen. Ms. Zhang is chairperson of the committee. Our nominating committee will assist in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and assist in filling any vacancies on our board of directors, and consider any nomination of director candidates validly made by stockholders.

Director Independence

Based upon information submitted by Ms. Ying Zhang and Dr. Jianwei Shen, the board of directors has determined that each of them is “independent” under Rule 5605(a)(2) of The NASDAQ Listing Rules, even though such definition does not currently apply to us because we are not listed on The NASDAQ Capital Market.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2009, our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities complied with Section 16(a) filing requirements applicable to them, except for Matthew Hayden.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our chief executive officer and chief financial officer. A copy of the code of ethics is attached as Exhibit 14.1 to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009 and 2008 by our chief executive officer (principal executive officer) and each of our other two highest paid executives at the end of our last completed fiscal year whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2009 and 2008, if any.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Qingqing Wu, current President,	2009	8,856	0	0	0	0	0	0	$8,856
CEO, Secretary and COO (1)	2008	0	0	0	0	0	0	0	$0

Matthew Hayden, former President,	2009	0	0	0	0	0	0	0	$0
CEO, Secretary, CFO and Treasurer (2)	2008	0	0	0	0	0	0	0	$0

Bradley Miller, former President,	2009	0	0	0	0	0	0	0	$0
CEO, Secretary, CFO and Treasurer (3)	2008	0	0	0	0	0	0	0	$0

(1)
Mr. Wu became our president, chief executive officer, chief operating officer and secretary on February 23, 2009, in connection with our acquisition of PXPF (further described above under the heading “History and Corporate Structure”). Mr. Wu’s compensation for the periods indicated was paid by Yinglin Jinduren, and is based on interbank exchange rate of RMB 1 to $0.1466 on December 31, 2009. Other than compensation that he received from Yinglin Jinduren, Mr. Wu did not receive any compensation from us during 2009.

(2)
Mr. Matthew Hayden became the Company’s president, chief executive officer, secretary, chief financial officer, and treasurer on August 1, 2008, and resigned from all of these positions on February 23, 2009, in connection with our acquisition of PXPF.

(3)
Mr. Bradley Miller became the Company’s president, chief executive officer, secretary, chief financial officer, and treasurer on October 30, 2006, and resigned from all of these positions on August 1, 2008.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our named executive officers outstanding as of the end of our last completed fiscal year.

Retirement Plans

We currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer

Employment Agreements

We currently have no employment agreements, whether written or unwritten, with a named executive officer.

Director Compensation

Five of our current directors were appointed on or after February 23, 2009 in connection with the Exchange Transaction, none of whom received compensation as directors in 2009. Ms. Ying Zhang became our director on March 10, 2010, and so did not receive compensation as a director in 2009. Our sole director prior to the Exchange Transaction did not receive compensation as a director during 2009.

Agreements with Directors

We entered into a written agreement with Ms. Ying Zhang dated March 10, 2010, pursuant to which she will, in addition to her duties as a director, serve on the audit committee as chairperson and be designated as the audit committee financial expert, serve on the compensation committee as a member, and serve on the nominating committee as chairperson. For her services, Ms. Zhang will receive annual compensation of $30,000 in cash and 10,000 restricted shares of our common stock, payable in four quarterly installments of $7,500 and 2,500 shares each beginning with the quarter ending June 30, 2010. Additionally, we are obligated to obtain a directors and officers insurance policy, and to include Ms. Zhang as an insured under such policy.

We entered into a written agreement with Dr. Jianwei Shen dated March 10, 2010, pursuant to which he will, in addition to his duties as a director, serve on the audit committee as a member, serve on the compensation committee as chairperson, and serve on the nominating committee as a member. For his services, Dr. Shen will receive annual compensation of $22,000 in cash, payable in four quarterly installments of $5,500 beginning with the quarter ending June 30, 2010. Additionally, we are obligated to obtain a directors and officers insurance policy, and to include Dr. Shen as an insured under such policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2010, for each of the following persons:

•	each of our directors and each of the named executive officers;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 11/F., Xiamen Guanyin Shan International Commercial Operation Centre, A3-2 124, Hubin Bei Road, Siming District, Xiamen, Fujian Province, People’s Republic of China. The percentage beneficially owned set forth below is based on 16,667,957 shares of common stock outstanding on April 6, 2010.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1)(2)
Qingqing Wu, Chairman of the Board, President, and Chief Executive Officer	9,596,496	(3)	57.57%

Yushan Zheng, Chief Financial Officer	0		0%

Jianwei Shen, Director	0		0%

Zhifan Wu, Director	0		0%

Yuzhen Wu, Director	0		0%

Congming Xie, Director	0		0%

Ying Zhang, Director (4)	0		0%

All Executive Officers and Directors as a Group (7 persons)	9,596,496		57.57%

5% Stockholders:

Bestgrain Limited	9,596,496	(3)	57.57%

* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him, her or it.

(3)
The address of Bestgrain Limited is 18A Man Hing Commercial Building, 79-83 Queen’s Road Central, Hong Kong. Mr. Qingqing Wu is the director and sole shareholder of Bestgrain Limited, thus Mr. Wu indirectly owns the shares held by Bestgrain Limited through his sole ownership of Bestgrain Limited.

(4)	Ying Zhang’s address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi, Jiangsu Province, China 214181.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are our related party transactions since January 1, 2008:

Exchange Transaction

On February 13, 2009 (the “Closing Date”), we executed the Exchange Agreement with PXPF and the BVI Shareholders. PXPF owns 100% of HK Dong Rong (formerly called Korea Jinduren), which controls Yinglin Jinduren through contractual arrangements. On the Closing Date, we issued 14,560,000 shares of our common stock to the BVI Shareholders in exchange for 100% of the issued and outstanding capital stock of PXPF. As a result of the Exchange Transaction, the BVI Shareholders became our controlling shareholders and PXPF became our wholly owned subsidiary.

Bridge Loan

On June 11, 2008, Korea Jinduren (now called HK Dong Rong) entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope Investments II LLC (“Pope”), Ancora Greater China Fund, LP (“Ancora,” and with Pope, collectively the “Bridge Loan Investors”) and MMH Group LLC (“MMH”). Under the Bridge Loan Agreement, the Bridge Loan Investors agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Exchange Transaction. In return, the Bridge Loan Investors would be repaid the Bridge Loan and received 174,500 shares of our common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing. The Bridge Loan Shares were issued at the closing of the Exchange Transaction and have therefore been reflected in the number of our outstanding common shares since such time. Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required. On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors. The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010. The Bridge Loan was not recorded at December 31, 2008 because repayment obligation did not exist at such time, since repayment would only occur on or after October 1, 2009 and only upon the completion of a financing.

Pope beneficially owned more than 5% of our common stock prior to the Exchange Transaction. MMH also beneficially owned more than 5% of our common stock prior to the Exchange Transaction. Additionally, Matt Hayden, our former chief executive officer, is the managing member of MMH. We do not believe that Pope, Ancora and MMH are “promoters” as such term is defined in Rule 1-02 of Regulation S-X.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our History and Corporate Structure” above, we control Yinglin Jinduren through contractual arrangements between HK Dong Rong, our wholly-owned subsidiary, and Yinglin Jinduren. As described below, some of our officers and directors are also management members of HK Dong Rong and Yinglin Jinduren:

Mr. Qingqing Wu, our chairman and chief executive officer, is the director of PXPF, with which we entered into the Exchange Transaction. He is also the sole shareholder and director of Bestgrain Limited, which owns approximately 57.57% of our issued and outstanding common stock.

Mr. Wu is also a director of HK Dong Rong, which is wholly owned by PXPF.

Mr. Wu is also a director of Yinglin Jinduren, which we control by contractual arrangements, as are Mr. Zhifan Wu and Mr. Yuzhen Wu, who are members of our board of directors. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

Other Related Transactions

	December 31,
	2009	2008

Amounts due from a director:
Mr. Qingqing Wu (1)	$2,428,000	$-

Amount due to a director:
Mr. Qingqing Wu (2)	$30,000	$2,000

(1)
This amount was deposited into a corporate foreign currency account in October and November 2009. To avoid translation losses due to the appreciation of the RMB, this amount was withdrawn from the corporate account, converted into RMB and deposited in a personal RMB account of Mr. Qingqing Wu in trust for the Company. The amount was converted back into U.S. dollars and deposited back into the corporate foreign currency account in March 2010.

(2)	The amount due to the director is money he advanced to us for our general expenses, and was unsecured, interest free and repayable on demand.

We have been granted the rights to use four trademarks which are owned by Mr. Qingqing Wu, our chief executive officer, who have perpetually licensed such rights to us for use in the PRC for free. However, to date, we have not utilized these trademarks. Mr. Wu is in the process of transferring these trademarks to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal independent auditor is Crowe Horwath LLP (“Crowe”), whom we engaged on April 9, 2009. The following table shows the fees that were billed for audit and other services provided by Crowe in relation to our 2009 and 2008 fiscal years:

	For the Fiscal Years ended December 31,
	2009	2008
Billing Firm	Crowe	Crowe
Audit Fees (1)	$205,000	$150,000
Audit-related Fees (2)	12,000	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$217,000	$150,000

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors for fiscal 2009 and 2008, as we did not have an audit committee during those periods. Going forward, our audit committee will approve the engagement of our independent auditors and will also pre-approve all audit and non-audit expenses.

ITEM 15.   EXHIBITS

(1) Financial Statements

The consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)

3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)

3.4	Certificate of Correction filed on March 6, 2009 (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)

3.6	Bylaws (2)

3.7	Amendment to the Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)

4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)

10.1	Consulting Services Agreement (1)

10.2	Operating Agreement (1)

10.3	Equity Pledge Agreement (1)

10.4	Option Agreement (1)

10.5	Voting Rights Proxy Agreement (1)

10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)

10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)

10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)

10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)

10.10	Supplemental Agreement dated February 18, 2009 (8)

10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)

10.12	Bridge Loan and Financing Agreement dated June 11, 2008 *

10.13	Trademark License Contract for serial number 3871951 dated February 12, 2009 *

10.14	Trademark License Contract for serial number 3884844 dated February 12, 2009 *

10.15	Trademark License Contract for serial number 3884845 dated February 12, 2009 *

10.16	Trademark License Contract for serial number 4247545 dated February 12, 2009 *

10.17	Form of Securities Purchase Agreement dated February 13, 2009 *

10.18	Form of Securities Purchase Agreement dated February 12, 2009 *

14.1	Code of Ethics (7)

16.1	Letter from Malone & Bailey CPA dated April 15, 2009 (9)

21.1	List of Subsidiaries *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*       Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Xiamen, Fujian Province, on April 15, 2010.

VLOV, INC.

By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yushan Zheng
Yushan Zheng Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu		April 15, 2010
Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer

/s/ Yushan Zheng		April 15, 2010
Yushan Zheng	Chief Financial Officer

/s/ Jianwei Shen		April 15, 2010
Jianwei Shen	Director

/s/ Zhifan Wu		April 15, 2010
Zhifan Wu	Director

/s/ Yuzhen Wu		April 15, 2010
Yuzhen Wu	Director

/s/ Congming Xie		April 15, 2010
Congming Xie	Director

/s/ Ying Zhang		April 15, 2010
Ying Zhang	Director