Form 10-Q
period 2010-03-31
VLOV INC.
filed 2010-05-17
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2010

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-53155

VLOV INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

11/F., Xiamen Guanyin Shan International Commercial Operation Centre, A3-2 124 Hubin Bei Road, Siming District Xiamen, Fujian Province People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(86595) 2345999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 16,767,258 shares issued and outstanding as of May 10, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2010	December 31,
	(unaudited)	2009

ASSETS
Current Assets:
Cash and cash equivalents	$11,634	$11,036
Time deposits	2,240	-
Accounts and other receivables	11,174	9,191
Amount due from a director	-	2,428
Trade deposits	333	2,309
Inventories	2,362	285
Prepaid expenses	717	763
Total current assets	28,460	26,012
Property, plant and equipment, net	953	966
Land use rights	260	263
TOTAL ASSETS	$29,673	$27,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,837	$2,565
Accrued expenses and other payables	595	583
Amount due to a director	97	30
Derivative liability - common stock warrants	6,025	3,684
Short-term bank loans	587	734
Income taxes payable	1,416	1,601
Total current liabilities	10,557	9,197
Non-current Liabilities:
Other payable	75	75
Total liabilities	10,632	9,275

Stockholders’ Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 16,667,957 and 16,667,957 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 2,796,721 and 2,796,721 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively (liquidation preference $7,998,622)	4,003	4,003
Additional paid-in capital	6,319	6,319
Statutory reserve	913	913
Retained earnings	7,244	6,173
Accumulated other comprehensive income	561	560
Total stockholders' equity	19,041	17,969
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,673	$27,241

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$18,067	$17,865
Cost of sales	11,145	11,467
Gross profit	6,922	6,398

Operating expenses:
Selling expenses	1,484	745
General and administrative expenses	835	616
	2,319	1,361

Income from operations	4,603	5,037

Other income (expenses):
Change in fair value of derivative liability	(2,341)	-
Interest income	26	7
Interest expense	(22)	(14)
	(2,297)	(7)

Income before provision for income taxes	2,266	5,030
Provision for income taxes	1,195	1,257

Net income	1,071	3,773

Other comprehensive income:
Foreign currency translation adjustment	(1)	16

Comprehensive income	$1,070	$3,789

Basic earnings per share	$0.06	$0.25

Diluted earnings per share	$0.06	$0.25

Weighted average number of common shares outstanding:
Basic	16,667,955	15,312,000
Diluted	17,263,035	15,312,000

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,071	$3,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	26
Change in fair value of derivative liability	2,341	-
(Increase) decrease in assets:
Accounts receivables	(1,983)	(1,627)
Trade deposits	1,975	-
Inventories	(2,077)	23
Prepaid expenses	46	(22)
Increase (decrease) in liabilities:
Accounts payable	(728)	1,485
Accrued expenses and other payables	14	(284)
Income and other tax payables	(185)	(47)

Net cash provided by operating activities	$491	$3,327

Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	-
Time deposits	(2,240)	-
Amount due to/from a director	2,494	-
Net cash provided by investing activities	$253	$-

Cash flows from financing activities:
Proceeds from debt financing	293	440
Payments of short-term debt	(440)	(293)
Payments of dividend *	-	(5,128)
Net cash used in financing activities	(147)	(4,981)
Effect of exchange rate changes	1	(5)
Net (decrease) increase in cash and cash equivalents	598	(1,659)
Cash and cash equivalents, beginning of period	11,036	2,863
Cash and cash equivalents, end of period	$11,634	$1,204

Supplemental disclosure of cash flow information:
Interest paid	$2	$14
Income taxes paid	$1,092	$571

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

As a result of these contractual arrangements, HK Dong Rong is entitled to receive the expected residual returns of Yinglin Jinduren.  Additionally, although Yinglin Jinduren has been profitable, in the event that Yinglin Jinduren were to incur losses, HK Dong Rong would be obligated to absorb a majority of the risk of loss from Yinglin Jinduren’s activities as a result of its inability to receive payment for its accumulated consulting fees that are equal to Yinglin Jinduren’s net income. The Company believes that the equity investors in Yinglin Jinduren do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Yinglin Jinduren and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Yinglin Jinduren’s results, assets and liabilities in the accompanying financial statements. Due to the contractual arrangements, the net income and interest allocable to the noncontrolling interest is zero.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company’s consolidated assets do not include any collateral for Yinglin Jinduren’s obligations. The creditors of Yinglin Jinduren do not have recourse to the general credit of the Company.

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. As of December 31, 2009, $4 million has been contributed to China Dong Rong and the remaining registered capital will be contributed within two years after the date of incorporation. It is the intention of the Company and the equity owners of Yinglin Jinduren to transfer the business operations of Yinglin Jinduren to China Dong Rong; however, such transfer had not yet occurred as of March 31, 2010.

Effective April 27, 2010, Mr. Yushan Zheng resigned as the Company’s chief financial officer and was replaced by Mr. Bennet P. Tchaikovsky.

(b)	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

As previously described, the Company, through its wholly owned subsidiary HK Dong Rong, consolidates Yinglin Jinduren as Yinglin Jinduren is considered to be a variable interest entity (VIE) and the Company is considered to be its primary beneficiary.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. As of March 31, 2010, all of the trade receivable balances were aged less than 90 days. Management has determined no allowance for uncollectible amounts is required.

(h)	Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	3 to 5 years
Plant and machinery	5 to 15 years

(i)	Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

(j)	Foreign Currency Translation

The Company has its local currency, Renminbi (“RMB”), as its functional currency. The consolidated financial statements of the Company are translated from RMB into U.S. Dollars (“US$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception less dividends translated at the rate at the transaction date.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the People's Bank of China on March 31, 2010 and December 31, 2009 were US$1.00 to RMB 6.84 and RMB 6.84, respectively. The average translation rates of US$1.00 to RMB 6.84 and RMB 6.85 were applied to the income statement accounts for the three months ended March 31, 2010 and 2009, respectively.

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

(k)	Land Use Rights and Intangible Assets

All land in the PRC is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land.

Land use right is stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years. The Company’s land use right expires in 2054.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

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

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains/(losses) for the three months ended March 31, 2010 and 2009 were US$(1,000) and US$16,000 respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Advertising costs are expensed in the period in which the advertisements are first run. Advertising expense for the three months ended March 31, 2010 and 2009 were approximately US$1.37 million and US$0.70 million, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

(p)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(q)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately US$0.51 million and US$0.41 million for the three months ended March 31, 2010 and 2009, respectively.

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

The carrying amounts of the Company’s financial instruments, which principally include cash and cash equivalents, time deposits, accounts receivable and accounts payable, approximate their fair values due to the relatively short maturity of such instruments.

The carrying amount of the Company’s short-term borrowings approximates their fair value based upon current rates and terms available to the Company for similar debt.

Warrants that are recorded as derivative instrument liabilities are carried at their fair value, with changes in the fair value reported as charges or credits to income each period.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(t)	Earnings Per Share

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents outstanding. We exclude equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.

(u)	New Accounting Pronouncements

The following lists the Accounting Standards Codification Updates that are relevant to the Company’s consolidated financial statements and were effective during the periods covered by these financial statements. These pronouncements, however, did not have material impact on the Company’s financial statements.

Pronouncement	Issued	Title

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

The following pronouncements will become effective after the periods covered by these financial statements. The Company is assessing their impact, but does not believe that the adoption of these pronouncements will have a material impact on the Company’s financial statements.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five issues (the "Issues"). The Issues were ratified by the FASB at its meeting on March 31, 2010, and the related Accounting Standards Codification Updates to be issued will become authoritative accounting guidance. None of these Issues are anticipated to have a material effect on the Company’s consolidated financial statements.

(2)	TIME DEPOSITS

Time deposits (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Time deposits	$2,240	$-

	$2,240	$-

Time deposits represent amounts deposited with Xiamen International Bank and will mature on September 30, 2010.

(3)	AMOUNT DUE FROM A DIRECTOR

The Company raised capital from October 2009 to December 2009 by issuing convertible preferred stocks, common stock and warrants.

To avoid currency translation losses from RMB appreciation against the US$ and given China’s currency conversion controls over business enterprises, the Company withdrew part of the net proceeds from the capital raise (US$2,428,000) and converted the amount into RMB. This amount was then deposited into a personal account held in trust by one of the Company’s directors, Mr. Qingqing Wu.

The RMB remained on deposit in the director’s bank account until March 29, 2010, when it was withdrawn, converted into US$ and deposited into the Company's HK Dong Rong account.

(4)	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Raw materials	$760	$145
Work in process	164	15
Finished goods	1,438	125

	$2,362	$285

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Buildings	$914	$914
Furniture, fixtures and equipment	83	83
Motor vehicles	196	196
Office equipment	25	24
Plant and machinery	207	207

Total property, plant and equipment	1,425	1,424
Less : accumulated depreciation	(472)	(458)

Property, plant and equipment, net	$953	$966

There was no capitalized interest during the three months ended March 31, 2010 and 2009.

(6)	LAND USE RIGHTS

The Company’s land use right is summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Land use right	$315	$315
Less: accumulated amortization	(55)	(52)
Land use right, net	$260	$263

There was no capitalized interest during the three months ended March 31, 2010 and 2009.

(7)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Current portion:
Accrued salaries and wages	$90	$165
Accrued expenses	392	305
Advertising subsidies payables	113	113

	$595	$583

Non-current portion:
Advertising subsidies payables	75	75
	$670	$658

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(8)	RELATED PARTY TRANSACTIONS

	March 31	December 31,
	2010	2009
	(unaudited)
Amount due from a director:
Mr. Qingqing Wu	$-	$2,428,000

Amount due to a director:
Mr. Qingqing Wu	$97,000	$30,000

Please see Note 3 regarding the amount due from a director.

The amount due to a director is unsecured, interest-free and repayable on demand.

Pursuant to trademark licensing agreements license contracts with Mr. Qingqing Wu, a Company director, the Company has the rights to use four trademarks which are owned by the director without consideration, although to date, the Company has not utilized these trademarks. The director is in the process of transferring these trademarks to the Company. Costs associated with the transfer of these trademarks are not significant.

(9)	DERIVATIVE FINANCIAL INSTRUMENTS

On October 27, November 17 and December 1, 2009, respectively, the Company issued 723,052, 675,308 and 326,767 common stock purchase warrants (the “Warrants”), respectively. Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $3.43) if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at March 31, 2010, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

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

At March 31, 2010, the following derivative liabilities related to common stock warrants were outstanding:

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2009	Value - March 31, 2010

October 27, 2009	October 27, 2012	723,052	$3.43	$1,538,959	$2,522,980

November 17 2009	November 17, 2012	675,308	3.43	1,440,952	2,359,286

December 1, 2009	December 1, 2012	326,767	3.43	704,510	1,142,532

		1,725,127		$3,684,421	$6,024,798

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the three months ended March 31, 2010, the Company recognized a loss of $2,340,377 from the change in fair value of the warrant liability.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the quarter ended March 31, 2010:

Warrants

Balance – December 31, 2009	$3,684,421
Fair value adjustments	2,340,377
Balance – March 31, 2010	$6,024,798

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

(10)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	March 31 ,2010		December 31 ,2009
	Amount	Interest Rate	Amount	Interest Rate
	(unaudited)
Bank loan	$587	7.700%	$734	7.700%

As of March 31, 2010, the short-term borrowings were secured by a personal guarantee granted by Mr. Qingqing Wu, a director of the Company.

(11)	COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. The Company had 1,454,421 common shares outstanding prior to the Share Exchange with PXPF, and, as described in Note 1, issued 14,560,000 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008 and the 1,454,421 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

On December 1, 2009, the Company sold 653,534 shares of common stock to certain accredited investors.

At March 31, 2010, 16,667,957 shares of common stock were issued and outstanding.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(12)	PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock.

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 shares, respectively, of its Series A Convertible Preferred Stock (the “Preferred Shares”) to certain accredited investors. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. The Preferred Shares are entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Preferred Shares holders are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. The Preferred Shares have a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. At March 31, 2010, 2,796,721 Preferred Shares were outstanding, with an aggregate liquidation preference of $7,998,622.

(13)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)	Basic

Basic earnings per share is calculated by dividing the profit attributable to equity holders of the company by the weighted average number of ordinary shares and participating preferred shares outstanding during the year.

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Income attributable to common shareholders of the Company	1,071	3,773

Weighted average number of common shares outstanding	16,667,955	15,312,000

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has one category of dilutive potential common shares: the Warrants issued in connection with the Preferred Shares Financing and Common Shares Financing in 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares as converted to common stock have been excluded from the diluted earnings per share because to do so would be anti-dilutive. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Income attributable to common shareholders of the Company	1,091	3,773

Weighted average number of common shares outstanding	16,667,955	15,312,000
Diluted effect of stock warrants	595,080	-
Weighted average shares used in diluted computation	17,263 ,035	15,312,000

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(14)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
PRC enterprise income tax - current	$1,195	$1,257

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

The following table reconciles the US statutory rates to the Company's effective tax rate for three months ended March 31, 2010 and 2009:

	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in U.S.	(34)	(34)
China income tax rate	25	25
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three months ended March 31, 2010 and 2009 respectively.

Reconciliation of effective tax expense (in thousands):
	For Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$567	$1,257
Tax effect of non-deductible expenses	585	—
Other	43	—
Effective tax expense	$1,195	$1,257

The applicable rate of Hong Kong profits tax for the three months ended March 31, 2010 and 2009 was 16.5%. However, no provision for Hong Kong profits tax has been made for the quarter ended March 31, 2010 and 2009 as the Company did not carry on any business subject to the Hong Kong profits tax.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(15)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of March 31, 2010, the registered capital was RMB 10,000,000 and the statutory reserves have been fully funded.

(16)	LEASE COMMITMENTS

The Company leases certain premises under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense amounted to US$18,000 and US$11,000 for the quarter ended March 31, 2010 and 2009 respectively.

Future minimum payments under long-term, non-cancelable leases as of March 31, 2010, are as follows (in thousands):

Future minimum payments
Nine Months Ending December 31:
2010	$53
Year Ending December 31:
2011	70
2012	54
$177

(17)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements with 12 distributors at March 31, 2010. The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Distributors
Distributor A	14.85%	20.19%
Distributor B	* %	12.11%
Distributor C	* %	10.06%
Distributor D	13.71%	13.46%
Distributor E	13.74%	11.03%

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company’s accounts receivable concentrations of distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	March 31,
	2010	2009
	(unaudited)	(unaudited)
Distributors
Distributor A	10.96%	16.47%
Distributor B	10.39%	14.37%
Distributor C	14.66%	12.06%
Distributor D	12.74%	10.69%
Distributor E	*	10.65%
Distributor F	10.09%	10.63%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Vendors
Vendor A	13.75%	10.74%
Vendor B	11.15%	11.15%
Vendor C	*	17.00%
Vendor D	10.82%	*

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

* The concentration is less then 10%

(18)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$29,000 and US$43,000 for the quarter ended March 31, 2010 and 2009 respectively.

(19)	SUBSEQUENT EVENTS

On April 27, 2010, Mr. Yushan Zheng voluntarily resigned as the Company’s Chief Financial Officer and the board of directors appointed Mr. Bennet P. Tchaikovsky to replace Mr. Zheng.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may, “will,” “could,” “expect,, “anticipate,” “intend,” “believe, “estimate,” “plan,” “predict” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on April 15, 2010.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We design, develop, manufacture, distribute and sell casual apparel and clothing products in the PRC targeted toward middle-class Chinese men under the brand name “V·LOV”.  We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  As of March 31, 2010, we had agreements with 12 distributors throughout northern, central and southern China.  After distributors place purchase orders for our products, such products are manufactured by us and our outsourced manufacturers and delivered to our distributors.  As of March 31, 2010, our distributors owned and operated 742 points of sales, or POS, across the PRC, including counters, concessions and free standing stores and store-in-stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China.

All of our business operations are carried out by our variable interest entity Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary Dong Rong Capital Investment Limited (“HK Dong Rong”), a Hong Kong company formerly known as Korea Jinduren International Dress Limited.  Through these contractual arrangements, we have the ability to control Yinglin Jinduren’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval, and receive a fee equal to Yinglin Jinduren’s net income. As a result of these contractual arrangements, we are considered the primary beneficiary of Yinglin Jinduren’s operations. Accordingly, we consolidate Yinglin Jinduren’s results, assets and liabilities in our financial statements.  Mr. Qingqing Wu, our Chairman Chief Executive Officer, and his brother Mr. Zhifan Wu, a director of our Company, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

We also have a wholly-owned PRC subsidiary through HK Dong Rong called Dong Rong (China) Co., Ltd. (“China Dong Rong”). It is our intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong sometime in 2010. As of March 31, 2010 and through the date of this report, however, such transfer has not occurred and China Dong Rong currently conducts no business activities.

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

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Historically, our credit losses have not been significant and within our expectations; however, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. On average, we collect our receivables within 90 days. Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above. If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse. If all of these steps are unsuccessful, management would then determine whether or not the receivable should be written off.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters through March 31, 2010 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At March 31, 2010, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities, We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

	Three Months Ended March 31,
	2010		2009
	Amount	% of total revenue	Amount	% of total revenue
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$18,067	100.00%	$17,865	100.00%
Gross Profit	$6,922	38.31%	$6,398	35.81%
Operating Expense	$2,297	12.83%	$1,361	7.62%
Income from Operations	$4,603	25.47%	$5,037	28.19%
Other Expenses /(Income)	$2,297	12.71%	$7	0.04%
Income Tax Expenses	$1,195	6.61%	$1,257	7.04%
Net Income	$1,071	5.93%	$3,773	21.11%

Sales

Sales were $18,067,000 for the three months ended March 31, 2010, compared with $17,865,000 for the same period in 2009, an increase of $202,000 or 1.13%.  We generate revenue primarily from the sales of our apparel products to our distributors, who sell them at retail locations throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. The slight increase in our sales was primarily attributable to our marketing efforts in northeastern China, including Beijing, Shandong and Liaoning. Since 2009, we have been devoting our marketing efforts in these regions because of the number of second to third-tier cities in northeastern China that we believe are potential markets for our products. As a result of such focused marketing efforts, we recorded sales increases to our distributors for these regions ranging from 16.26% to 51% as detailed in the table below. At the same time, our sales to distributors for southern regions such as Zhejiang, Jiangxi, and Yunnan declined due to distributor underperformance. We are undertaking an evaluation of our underperforming distributors including POS location, physical store environment, and marketing strategies. By taking these steps, we hope to improve the underperformance of these distributors.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Months ended March 31,
	2010		2009
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth (Decline) in 2010 compared with 2009
Beijing	$951	5.26%	$818	4.58%	16.26%
Zhejiang	$2,683	14.85%	$3,607	20.19%	(25.62)%
Shandong	$2,482	13.74%	$1,970	11.03%	25.99%
Jiangxi	$1,198	6.63%	$2,163	12.11%	(44.61)%
Yunnan	$1,430	7.91%	$1,797	10.06%	(20.42)%
Shanxi	$1,222	6.76%	$1,285	7.19%	(4.90)%
Liaoning	$1,786	9.89%	$1,185	6.63%	50.72%
Hubei	$2,478	13.72%	$2,405	13.46%	3.04%
Henan	$1,305	7.22%	$1,303	7.29%	0.15%
Guangxi	$1,250	6.92%	$1,200	6.72%	4.17%
Sichuan	$870	4.82%	$-	0.00%	NA %
Fujian	$412	2.28%	$132	0.74%	212.12%
Total Net Sales	$18,067	100.00%	$17,865	100.00%	1.13%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Three Months ended March 31,
	2010		2009
	Amount	% of total revenue	Amount	% of total revenue
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$18,067	100.00%	$17,865	100.00%
O.E.M. Finished Goods Cost	$10,881	60.23%	$10,685	59.81%
Raw Materials	$149	0.82%	$465	2.60%
Labor	$74	0.41%	$169	0.95%
Overhead and Other Expenses	$41	0.23%	$148	0.83%
Total Cost of Sales	$11,145	61.69%	$11,467	64.19%
Gross Profit	$6,922	38.31%	$6,398	35.81%

A majority of our products are manufactured on our behalf by third parties, based on orders for our products that we receive from our distributors. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted our outsourcing entirely to O.E.M. manufacturers.

As we shifted away from sub-contracting manufacturing entirely to O.E.M. manufacturing in 2009, the components of our cost of sales have correspondingly shifted. Raw material costs accounted for 0.82% of our total net sales for the three months ended March 31, 2010, compared with 2.60% for the same period in 2009. With the shift to O.E.M. manufacturing, O.E.M. finished goods cost, representing our purchase of finished products from the O.E.M. manufacturers, correspondingly increased, accounting for 60.23% of our total net sales for the three months ended March 31, 2010, compared with 59.81% for the same period in 2009.

Labor cost accounted for 0.41% of our total net sales for the three months ended March 31, 2010, compared with 0.95% for the same period in 2009. The decrease was primarily attributable to a decrease in our own manufacturing activities.

Similarly, overhead and other expenses relating to cost of sales also decreased, down to 0.23% of our total net sales for the three months ended March 31, 2010, compared with 0.83% for the same period in 2009.

Total cost of sales for the three months ended March 31, 2010 was $11,145,000, a decrease of 2.81% from $11,467,000 for the same period in 2009. As a percentage of total net sales, our cost of sales decreased to 61.69% of total net sales for the three months ended March 31, 2010, down from 64.19% of total net sales for the same period in 2009. Consequently, gross margin as a percentage of total net sales increased to 38.31% for the three months ended March 31, 2010 from 35.81% for the same period in 2009. Our gross margin increased mainly due to an increase of 15% in our average selling prices.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months ended March 31,
	2010				2009
	Net Sales	Cost of sales	Gross profit	Gross profit %	Net Sales	Cost of sales	Gross profit	Gross profit %
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$951	$587	$364	38.28%	$818	$525	$293	35.82%
Zhejiang	$2,683	$1,653	$1,030	38.39%	$3,607	$2,315	$1,292	35.82%
Shandong	$2,482	$1,530	$952	38.36%	$1,970	$1,265	$705	35.79%
Jiangxi	$1,198	$739	$459	38.31%	$2,163	$1,389	$774	35.78%
Yunnan	$1,430	$882	$548	38.32%	$1,797	$1,153	$644	35.84%
Shanxi	$1,222	$753	$469	38.38%	$1,285	$825	$460	35.80%
Liaoning	$1,786	$1,101	$685	38.35%	$1,185	$760	$425	35.86%
Hubei	$2,478	$1,528	$950	38.34%	$2,405	$1,544	$861	35.80%
Henan	$1,305	$805	$500	38.31%	$1,303	$836	$467	35.84%
Guangxi	$1,250	$771	$479	38.32%	$1,200	$770	$430	35.83%
Sichuan	$870	$536	$334	38.39%	$-	$-	$-	NA %
Fujian	$412	$260	$152	36.89%	$132	$85	$47	35.61%
Total	$18,067	$11,145	$6,922	38.31%	$17,865	$11,467	$6,398	35.81%

Selling, General and Administrative Expenses

	Three Months ended 31,
	2010		2009
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$6,922	38.31%	$6,398	35.81%
Operating Expenses:
Selling Expenses	1,484	8.22%	745	4.17%
General and Administrative Expenses	835	4.62%	616	3.45%
Total	2,319	12.84%	1,361	7.62%
Income from Operations	4,603	25.47%	5,037	28.19%

Selling expenses were $1,484,000 for the three months ended March 31, 2010, compared with $745,000 for the same period in 2009, an increase of $739,000 or 99.19%.  The increase was mainly due to increase in advertising expenses related to our marketing efforts in northeastern China, from $696,000 for the three months ended March 31, 2009 to $1,364,000 for the three months ended March 31, 2010. We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets in these regions.

General and administrative expenses increased to $835,000 for the three months ended March 31, 2010, from $616,000 for the same period in 2009, an increase of $218,000 or 35.39%.  The increase was mainly due to an increase in research and development expense.

Change in Fair Value of Derivative Liability

We issued common stock purchase warrants to the investors in our financings completed from October 2009 through December 2009.  As of December 31, 2009, these warrants had a carrying value of $3,684,000. These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period. Due to the increase in our stock price from December 31, 2009 to March 31, 2010, the derivative liability correspondingly increased resulting in a loss of $2,341,000.  The carrying value for the derivative liability as of March 31, 2010 was $6,025,000. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Income Tax Expenses

For the three months ended March 31, 2010 and 2009, we were subject to income tax at a rate of 25%. Income tax expense for the three months ended March 31, 2010 and 2009 amounted to $1,195,000 and $1,257,000 respectively. The decrease in income tax expense was attributable to the decrease in income from operations.

Liquidity and Capital Resources

Net cash provided by operating activities in the three months ended March 31, 2010 was $491,000 compared with $3,327,000 net cash provided by operating activities in the same period of 2009 resulting in a decrease of net cash provided by operating activities of $2,836,000. This decrease was mainly attributable to an increased inventory balance of $2,100,000 and a $356,000 increase in the change of accounts receivable from the three months ended March 31, 2009 to the three months ended March 31, 2010. Our accounts receivable balance increased as some distributors paid later, but within credit terms. Our inventory balance increased as a result of working with three new O.E.M. manufacturers who required us to take delivery of finished products at our facility instead of delivering them directly to our distributors which is our standard business practice with all of our other O.E.M. manufacturers. We anticipate that as we establish a history with these new manufacturers that we will be able to have these manufacturers deliver finished products directly to our distributors, thereby decreasing our inventory level.

Net cash provided by investing activities was $253,000 in the three months ended March 31, 2010, compared with $0 net cash provided by investing activities in the same period of 2009. This increase was mainly due to expenses paid by a director of behalf of the company and our director’s repayment of $2,428,000 on March 29, 2010. These inflows for the three months ended March 31, 2010 were offset by an outflow of $2,240,000 into a time deposit account in to our HK Dong Rong account which will mature within 6 months.

Net cash used in financing activities was $147,000 in the three months ended March 31, 2010, compared with net cash used in financing activities of $4,981,000 in the same period of 2009. The decrease of net cash used in financing activities of $4,834,000 resulted from dividends declared and paid by Yinglin Jinduren to its equity owners during the three months ended March 31, 2009 (prior to our share exchange transaction with PXPF in February 2009). No dividends were declared or paid out during the three months ended March 31, 2010.

As of March 31, 2010, we had cash and cash equivalents of $11,634,000, other current assets of $16,826,000 and current liabilities, net of the derivative liability of $4,512,000.  The $6,025,000 derivative liability relating to our warrants will be allocated to equity when warrants are exercised and eliminated when the warrants expire. The $6,025,000 derivative liability does not require cash settlement. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:
Total Indebtedness	$587	$587	$-
Operating Leases	177	53	124

Total Contractual Obligations:	$764	$640	$124

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2009, we reported the following material weakness involving control activities:

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

The Company’s management has identified the steps necessary to address the material weaknesses described above, as follows:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As of and for the three months ended March 31, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)

3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)

3.4	Certificate of Correction filed on March 6, 2009 (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)

3.6	Bylaws (2)

3.7	Amendment to the Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)

4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)

10.1	Consulting Services Agreement (1)

10.2	Operating Agreement (1)

10.3	Equity Pledge Agreement (1)

10.4	Option Agreement (1)

10.5	Voting Rights Proxy Agreement (1)

10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)

10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)

10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)

10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)

10.10	Supplemental Agreement dated February 18, 2009 (8)

10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)

10.12	Bridge Loan and Financing Agreement dated June 11, 2008 (12)

10.13	Trademark License Contract for serial number 3871951 dated February 12, 2009 (12)

10.14	Trademark License Contract for serial number 3884844 dated February 12, 2009 (12)

10.15	Trademark License Contract for serial number 3884845 dated February 12, 2009 (12)

10.16	Trademark License Contract for serial number 4247545 dated February 12, 2009 (12)

10.17	Form of Securities Purchase Agreement dated February 13, 2009 (12)

10.18	Form of Securities Purchase Agreement dated February 12, 2009 (12)

14.1	Code of Ethics (7)

16.1	Letter from Malone & Bailey CPA dated April 15, 2009 (9)

21.1	List of Subsidiaries (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(12)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: May 17, 2010	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer