Form 10-Q
period 2010-06-30
VLOV INC.
filed 2010-08-19
CIK 1388311

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 17,832,500 shares issued and outstanding as of August 3, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands - except for share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,437	$11,036
Time deposits	3,020	-
Accounts and other receivables	13,323	9,191
Amount due from a director	-	2,428
Trade deposits	601	2,309
Inventories	958	285
Prepaid expenses	534	763
Total current assets	31,873	26,012
Property, plant and equipment, net	983	966
Land use rights	224	263
TOTAL ASSETS	$33,080	$27,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,899	$2,565
Accrued expenses and other payables	872	583
Amount due to a director	66	30
Derivative liability	3,840	3,684
Short-term bank loans	589	734
Income taxes payable	1,082	1,601
Total current liabilities	9,348	9,197
Non-current Liabilities:
Other payable	76	75
Total liabilities	9,424	9,272

Commitments	-	-

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized,17,565,617 and 16,667,957 shares respectively issued and outstanding	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized,1,905,561 and 2,796,721 shares issued and outstanding respectively, (liquidation preference $5,449,904 and $7,998,622, respectively)	2,727	4,003
Additional paid-in capital	7,636	6,319
Statutory reserve	913	913
Retained earnings	11,717	6,173
Accumulated other comprehensive income	662	560
Total stockholders' equity	23,656	17,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,080	$27,241

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$17,946	$14,073	$36,013	$31,939
Cost of sales	11,109	8,997	22,254	20,464
Gross profit	6,837	5,076	13,759	11,475

Operating expenses:
Selling expenses	2,556	1,314	4,039	2,059
General and administrative expenses	1,071	438	1,901	1,052
	3,627	1,752	5,940	3,111

Income from operations	3,210	3,324	7,819	8,364

Other income (expenses):
Change in fair value of derivative liability	2,166	-	(175)	-
Interest income	18	3	44	10
Interest expense	(16)	(14)	(37)	(28)
	2,168	(11)	(168)	(18)

Income before provision for income taxes	5,378	3,313	7,651	8,346
Provision for income taxes	911	1,003	2,107	2,260

Net income	4,467	2,310	5,544	6,086

Other comprehensive income:
Foreign currency translation adjustment	101	(21)	102	(14)

Comprehensive income	$4,568	$2,289	$5,646	$6,072

Basic earnings per share	$0.26	$0.14	$0.33	$0.39

Diluted earnings per share	$0.26	$0.14	$0.32	$0.39

Weighted average number of common shares and participating preferred shares outstanding:

Basic	17,042,685	16,000,000	16,856,357	15,657,901

Diluted	17,384,002	16,000,000	17,197,674	15,657,901

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands- except for share and per share data)

							Accumulated
					Additional		Other
	Common stock		Preferred stock		paid-in	Statutory	Comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	Total equity

Balance at December 31, 2008	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,440,000	-	-	-	-	-	-	-	-
Foreign currency translation							(14)		(14)
Payments of dividend								(5,127)	(5,127)
Net income								6,086	6,086
Balance at June 30, 2009	16,000,000	1	-	-	1,236	913	529	5,835	8,514

Shares issued in reverse merger acquisition	14,421
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-	-	(92)
Net income	-	-	-	-	-	-	-	4,359	4,359
Foreign currency translation adjustment	-	-	-	-	-	-	31	-	31
Dividend declared	-	-	-	-	-	-	-	(18)	(18)
Total comprehensive income
Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

Net income								5,544	5,544
Foreign Currency translation adjustment							102		102
Conversion of preferred stock to common stock	891,160	-	(891,160)	(1,276)	1,276				-
Warrants converted	6,500				-				-
Preferred stock- beneficial conversion feature					197				197
Change in fair value of warrant liability					(156)				(156)

Balance at June 30, 2010	17,565,617	$1	1,905,561	$2,727	$7,636	$913	$662	$11,717	$23,656

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$5,544	$6,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	50
Change in fair value of derivative liability	175	-
(Increase) decrease in assets:
Accounts receivable	(4,099)	(2,207)
Trade deposits	1,710	-
Inventories	(669)	17
Prepaid expenses	231	(15)
Increase (decrease) in liabilities:
Accounts payable	322	1,371
Accrued expenses and other payables	321	(521)
Income and other tax payables	(522)	(458)

Net cash provided by operating activities	3,048	4,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(7)	-
Time deposits	(3,020)	-
Net cash used in investing activities	(3,027)	-
		-
Cash flows from financing activities:
Pledged bank deposits	-	88
Amount due to/from a director	2,428	-
Proceeds from debt financing	315	440
Payments of short-term debt	(440)	(293)
Warrants exercised	22	-
Payments of dividend *	-	(5,130)
Net cash provided by (used in) financing activities	2,325	(4,895)

Effect of exchange rate changes	55	(5)
Net increase in cash and cash equivalents	2,401	(577)
Cash and cash equivalents, beginning of period	11,036	2,863
Cash and cash equivalents, end of period	$13,437	$2,286

Supplemental disclosure of cash flow information:
Interest paid	$37	$28
Income taxes paid	$2,288	$1,829

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of business and organization

VLOV Inc. (the “Company”) was incorporated in the State of Nevada on October 30, 2006, under the name “Sino Charter, Inc.” The Company changed its name to “VLOV, Inc.” on March 20, 2009. The Company designs, manufactures and sells fashion apparel under the brand name “VLOV”. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

On February 13, 2009, the Company completed a stock exchange transaction with the stockholders of Peng Xiang Peng Fei Investments Limited (“PXPF”), whereby 14,560,000 restricted shares of common stock were issued to the stockholders of PXPF in exchange for 100% of the common stock of PXPF (the “Share Exchange”). The completion of the Share Exchange resulted in a change of control.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby PXPF is deemed to be the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of PXPF, and the Company is deemed to be a continuation of the business of PXPF. At the time of the reverse merger with PXPF, the Company had no assets or liabilities, and the 1,454,421 shares of its common stock outstanding immediately prior to the time of the Share Exchange have been accounted for at their par value at the time of the transaction.

The Company does not conduct any substantive operations of its own; all of the Company’s operations are conducted by a variable interest entity, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by Dong Rong Capital Investment Limited (“HK Dong Rong”). HK Dong Rong is a limited liability company incorporated in Hong Kong on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited” (“Korea Jinduren”), and was acquired by PXPF from the majority shareholders of PXPF on September 22, 2008. PXPF is a limited liability company incorporated in the British Virgin Islands (“BVI”) on April 30, 2008.

Yinglin Jinduren is a limited company incorporated without shares in the PRC on January 19, 2002, of which the initial paid-in capital of RMB10,000,000 ($1,237,000) was funded by the majority shareholders of PXPF. The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director. Mr. Qingqing Wu is the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

PRC law currently has limits on foreign ownership of domestic PRC companies. To comply with these foreign ownership restrictions, on December 28, 2005, HK Dong Rong (then known as Korea Jinduren) entered into certain exclusive agreements with Yinglin Jinduren and its shareholders. Pursuant to these agreements, HK Dong Rong provides exclusive consulting services to Yinglin Jinduren in return for a consulting services fee which is equal to Yinglin Jinduren’s net profits. Prior to the Share Exchange, however, certain dividends were declared and paid from Yinglin Jinduren’s net income to its equity owners. In addition, Yinglin Jinduren’s equity owners have pledged their equity interests in Yinglin Jinduren to HK Dong Rong, irrevocably granted HK Dong Rong an exclusive option to purchase all or part of the equity interests in Yinglin Jinduren and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by HK Dong Rong.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Description of business and organization (continued)

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

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. As of June 30, 2010, $4 million has been contributed to China Dong Rong and the remaining registered capital will be contributed within two years after the date of incorporation. It is the intention of the Company and the equity owners of Yinglin Jinduren to transfer the business operations of Yinglin Jinduren to China Dong Rong; however, such transfer had not yet occurred as of June 30, 2010.

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

Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company was at book value. The Company has had no other business activities except for the exclusive agreements with Yinglin Jinduren and its equity owners.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Revenue Recognition

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

Accounts receivable, which are unsecured, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. As of June 30, 2010, all of the trade receivable balances were aged less than 90 days. Management has determined no allowance for uncollectible amounts is required.

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

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency. The consolidated financial statements of the Company are translated from RMB into U.S. Dollars (“US$”). Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception less dividends translated at the rate at the transaction date.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Foreign Currency Translation (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the People's Bank of China on June 30, 2010 and December 31, 2009 were US$1.00 to RMB 6.79 and RMB 6.83, respectively. The average translation rates of US$1.00 to RMB 6.82 was applied to the income statement accounts for the three months and six months ended June 30, 2010 and 2009, respectively.

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

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010, the Company expects these assets to be fully recoverable.

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

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the three months and six months ended June 30, 2010 were US$101,000 and US$102,000 respectively. The foreign currency translation losses for the three months and six months ended June 30, 2009 were US$21,000 and US$14,000 respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Income Taxes (continued)

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

Advertising costs are expensed in the period in which the advertisements are first run. Advertising expense for the three months ended June 30, 2010 and 2009 were approximately US$1.37 million and US$0.75 million, respectively, and approximately US$2.74 million and US$1.44 million for the six months ended June 30, 2010 and 2009, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

(p)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(q)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred. Product design and development costs aggregated approximately US$0.46 million and US$0.37 million for the three months ended June 30, 2010 and 2009, respectively, and approximately US$0.97 million and US$0.62 million for the six months ended June 30, 2010 and 2009, respectively.

(r)	Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt or convertible preferred stock that it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the sale of convertible debt or equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses a binomial option pricing model to value the derivative instruments.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)	Earnings Per Share

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common stock equivalents outstanding. Equity instruments are excluded from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(2)	TIME DEPOSITS

Time deposits (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Time deposits	$3,020	$-

Time deposits represent amounts deposited with Xiamen International Bank and will mature on September 30, 2010.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$761	$145
Work in process	-	15
Finished goods	197	125
	$958	$285

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Buildings	$914	$914
Furniture, fixtures and equipment	83	83
Motor vehicles	196	196
Office equipment	25	24
Plant and machinery	207	207
Total property, plant and equipment	1,425	1,424
Less : accumulated depreciation	(442)	(458)
	$983	$966

There was no capitalized interest for the six months ended June 30, 2010 and the years ended December 31, 2009.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(5)	LAND USE RIGHTS

Land use rights are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Land use rights	$315	$315
Less : accumulated amortization	(91)	(52)
	$224	$263

There was no capitalized interest for the six months ended June 30, 2010 and the year ended December 31, 2009.

(6)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Current portion:
Accrued salaries and wages	$94	$165
Accrued expenses (1)	664	305
Advertising subsidies payables	114	113
	$872	$583
Non-current portion:
Advertising subsidies payables	76	75
	$948	$658

(1) Includes $592,000 in estimated liquidated damages relating to the Company’s fourth quarter 2009 financings. The Company is required to register the shares of common stock issued in connection with the financings, including the shares underlying the preferred stock and warrants issued in the financings, pursuant to an effective registration statement by May 16, 2010. The registration statement was filed on December 17, 2009, but has not yet been declared effective. Accordingly, the Company has accrued $592,000 and $300,000 as of  June 30, 2010 and December 31, 2009, respectively, for estimated liquidated damages it expects to be required to pay to the investors in the financings.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(7)	RELATED PARTY TRANSACTIONS

	June 30,	December 31,
	2010	2009
	(unaudited)
Amount due from a director (in thousands):
Mr. Qingqing Wu	$-	$2,428
Amounts due to directors/officers (in thousands):
Mr. Qingqing Wu (1)	48	30
Mr. Bennet Tchaikovsky (2)	18	-
Total	$66	$30

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.

(2)	Represents 3,562 shares of common stock that are required to be issued to this officer as of June 30, 2010, pursuant to his agreement with the Company.

Pursuant to trademark license contracts with Mr. Qingqing Wu, a Company director, the Company has the rights to use four trademarks which are owned by and registered to Mr. Wu without consideration, although to date, the Company has not utilized these trademarks. Mr. Wu is in the process of transferring these trademarks to the Company. Costs associated with these trademarks are not significant.

(8)	DERIVATIVE FINANCIAL INSTRUMENTS

On October 27, November 17 and December 1, 2009, respectively, the Company issued 723,052, 675,308 and 326,767 common stock purchase warrants (the “Warrants”), respectively. Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $3.43) if the volume-weighted average price of the Company’s common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at June 30, 2010, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 85%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.74% to 0.78%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At June 30, 2010, the following derivative liabilities related to common stock warrants were outstanding:

			Numbers of warrants		Value
Issue date	Expiration date	Exercise price per share	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
October 27, 2009	October 27, 2012	$3.43	723,052	723,052	$1,612,419	$1,538,959
November 17, 2009	November 17, 2012	$3.43	668,808	675,308	1,495,656	1,440,952
December 1, 2009	December 1, 2012	$3.43	326,767	326,767	732,084	704,510
			1,718,627	1,725,127	$3,840,159	$3,684,421

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(8)	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

During the six months ended June 30, 2010, the Company recognized a gain of $174,301 related to the change in the fair value of these derivative instrument liabilities.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the quarter ended June 30, 2010:

Warrants
Balance – December 31, 2009	3,684,421
Exercised	(18,563)
Fair value adjustments	174,301
Balance – June 30, 2010	3,840,159

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

(9)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	June 30, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate
Bank loan	$589	7.700%	$734	7.700%

As of June 30, 2010, the short-term borrowings were secured by a personal guarantee granted by Mr. Qingqing Wu, a director of the Company.

(10)	COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. The Company had 1,454,421 common shares outstanding prior to the Share Exchange with PXPF, and, as described in Note 1, issued 14,560,000 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008, and the 1,454,421 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

On December 1, 2009, the Company sold 653,534 shares of common stock to certain accredited investors. During the three months ended June 30, 2010, 13,000 warrants and 891,160 preferred convertible shares were exercised and converted into 6,500 and 891,160 shares of common stock.

As of  June 30, 2010, 17,565,617 shares of common stock were issued and outstanding.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(11)	PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock (the “Preferred Stock”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 shares, respectively, of Preferred Stock to certain accredited investors. Each share of Preferred Stock is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Stock are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each share of Preferred Stock is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Stock are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. The Preferred Stock has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the three months ended June 30, 2010, 891,160 shares of Preferred Stock were converted, and at June 30, 2010, 1,905,561 shares of Preferred Stock were outstanding, with an aggregate liquidation preference of $5,449,904.

(12)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)	Basic

Basic earnings per share is calculated by dividing the profit attributable to equity holders of the Company by the weighted average number of common shares and participating preferred shares outstanding during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income attributable to common shareholders of the Company	$4,467	$2,310	$5,544	$6,086
Weighted average number of common shares outstanding	17,042,685	16,000,000	16,856,357	15,657,901

(b)	Diluted

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(12)	EARNINGS PER SHARE (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income attributable to common shareholders of the Company (in thousands)	$4,467	$2,310	$5,544	$6,086
Weighted average number of common shares outstanding	17,042,685	16,000,000	16,856,357	15,657,901

Adjustment for:
- Warrants	341,317	-	341,317	-
	17,384,002	16,000,000	17,197,674	15,657,901

(13)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
PRC enterprise income tax - current	$2,107	$2,260

The Company is mainly subject to income taxes in the PRC, and provision for the PRC corporate income tax was calculated based on the statutory tax rate of 33% on the assessable income arose in or before year 2007. Pursuant to the PRC Enterprise Income Tax Law (the “Income Tax Law”) passed by the Tenth National People’s Congress on 16 March 2007, the PRC income tax rates for domestic and foreign enterprises are unified at 25% effective from January 1, 2008. The enactment of the Income Tax Law is not expected to have any significant financial effect on the amounts accrued in the consolidated balance sheet in respect of taxation payable and deferred taxation.

The following table reconciles the US statutory rates to the Company's effective tax rate for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

U.S Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
China income tax rate	25%	25%
Effective tax rate	25%	25%

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(13)	INCOME TAXES (CONTINUED)

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the six months ended June 30, 2010 and 2009, respectively.

Reconciliation of effective tax expense (in thousands):	Six Months Ended June 30,
	2010	2009

Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$1,990	$2,087
Tax effect of non-deductible expenses	117	173
Effective tax expense	$2,107	$2,260

The applicable rate of Hong Kong profits tax for the six months ended June 30, 2010 and 2009 was 16.5%. However, no provision for Hong Kong profits tax has been made for the six months ended June 30, 2010 and 2009 as the Company did not carry on any business subject to Hong Kong profits tax.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

(14)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP. In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of June 30, 2010, the registered capital of Yinglin Jinduren was RMB 10,000,000 and the statutory reserves have been fully funded.

(15)	LEASE COMMITMENTS

The Company leases a premise under a long-term, non-cancelable lease. The lease is accounted for as an operating lease. Rent expense amounted to US$35,000 and US$22,000 for the six months ended June 30, 2010 and 2009 respectively.

Future minimum payments under long-term, non-cancelable leases as of June 30, 2010, are as follows (in thousands):

Future minimum payments
Six Months Ending December 31:
2010	$35
Year Ending December 31:
2011	70
2012	54
$159

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(16)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company sells its product to its distributors. As of June 30, 2010, the Company has distribution agreements with 12 distributors. The Company has the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributors
Distributor A	16.94%	20.08%	15.89%	20.14%
Distributor B	12.25%	13.33%	12.99%	13.40%
Distributor C	*	12.18%	*	12.14%
Distributor D	12.27%	11.00%	13.01%	11.02%
Distributor E	*	10.10%	*	10.08%

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Vendors
Vendor A	*	10.11%	*	14.06%
Vendor B	12.53%	10.08%	14.39%	10.46%
Vendor C	10.32%	*	11.75%	*
Vendor D	*	11.83%	*	*
Vendor E	*	14.84%	*	*
Vendor F	*	*	10.13%	*

The Company has the following concentrations of business with each distributor constituting greater than 10% of the Company’s trade receivables:

	Six Months Ended June 30,
	2010	2009
Distributors
Distributor A	12.97%	17.86%
Distributor B	12.44%	14.78%
Distributor C	11.20%	14.51%
Distributor D	18.58%	14.40%
Distributor E	*	10.56%

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(16)	BUSINESS AND CREDIT CONCENTRATIONS (CONTINUED)

The Company has the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	Six Months Ended June 30,
	2010	2009
Creditors
Creditor A	*	14.94%
Creditor B	21.61%	14.07%
Creditor C	*	11.23%
Creditor D	12.35%	10.45%
Creditor E	*	10.40%
Creditor F	13.71%	*

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

* The concentration is less then 10%

(17)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$36,000 and US$44,000 for the three months ended June 30, 2010 and 2009, respectively, and US$65,000 and US$88,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Overview

We design, develop, manufacture, distribute and sell casual apparel and clothing products in the PRC targeted toward middle-class Chinese men under the brand name “V·LOV”.  We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  As of June 30, 2010, we had agreements with 12 distributors throughout northern, central and southern China.  After distributors place purchase orders for our products, such products are manufactured by us and our outsourced manufacturers and delivered to our distributors.  As of August 12, 2010, our distributors owned and operated 519 points of sales, or POS, across the PRC, including counters, concessions, free standing stores and store-in-stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China.

All of our business operations are carried out by our variable interest entity Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary Dong Rong Capital Investment Limited (“HK Dong Rong”), a Hong Kong company formerly known as Korea Jinduren International Dress Limited.  Through these contractual arrangements, we have the ability to control Yinglin Jinduren’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval, and receive a fee equal to Yinglin Jinduren’s net income. As a result of these contractual arrangements, we are considered the primary beneficiary of Yinglin Jinduren’s operations. Accordingly, we consolidate Yinglin Jinduren’s results, assets and liabilities in our financial statements.  Mr. Qingqing Wu, our Chairman Chief Executive Officer, and his brother Mr. Zhifan Wu hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

We also have a wholly-owned PRC subsidiary through HK Dong Rong called Dong Rong (China) Co., Ltd. (“China Dong Rong”). It is our intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong sometime in 2010. As of the date of this report, however, such transfer has not occurred and China Dong Rong currently conducts no business activities.

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

Basis of presentation and consolidation

As discussed above and in Note 1 to our consolidated financial statements, our operations are conducted through Yinglin Jinduren, a PRC company in which the equity interests are held by Mr. Qingqing Wu, our chief executive officer, and his brother Mr. Zhifan Wu. Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval.  We receive a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us.  As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly we consolidate its assets, liabilities and results of operations in our consolidated financial statements.  We have no operations other than those conducted through Yinglin Jinduren.

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

We recognize revenue in accordance with FASB ASC 605-10-S99-1 when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered to the carrier designated by the customer and title passes to the customer.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

From Date of Invoice to Customer:	June 30, 2010	December 31, 2009
0-30 days	$3,647	$6,914
31-60 days	6,244	2,190
61-90 days	3,323	-
91-120 days	-	-
121 days and above	-	-
Allowance for bad debts	-	-
Total Accounts Receivable	$13,214	$9,104

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

All receivables categorized between 61-90 days as of June 30, 2010 were collected as of August 11, 2010.

Other receivables were $9,000 and $87,000 as of June 30, 2010 and December 31, 2009, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters through June 30, 2010 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At June 30, 2010, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities, We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

Comparison of Three and Six Months ended June 30, 2010 and June 30, 2009

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2009		2010		2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$14,073	100.00%	$17,946	100.00%	$31,939	100.00%	$36,013	100.00%
Gross Profit	5,076	36.07%	6,837	38.10%	11,475	35.93%	13,759	38.21%
Operating Expense	1,752	12.45%	3,627	20.21%	3,111	9.74%	5,940	16.49%
Income From Operations	3,324	23.62%	3,210	17.89%	8,364	26.19%	7,819	21.71%
Other Expenses / (Income)	11	0.08%	(2,168)	(12.08)%	18	0.05%	168	0.47%
Income tax expenses	1,003	7.13%	911	5.08%	2,260	7.08%	2,107	5.85%
Net Income	$2,310	16.41%	$4,467	24.89%	$6,086	19.06%	$5,544	15.39%

Net Sales

         Net sales for the three months ended June 30, 2010 were $17,946,000, an increase of 27.52% from $14,073,000 for the same period in 2009, while net sales for the six months ended June 30, 2010 were $36,013,000, an increase of 12.76% from $31,939,000 for the same period of 2009.  We generate revenue primarily from the sales of our apparel products to our distributors, who sell them at retail locations throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. We design and create samples, which are presented to our distributors at our semi-annual previews for their selection and purchase based on what they believe will sell most effectively at their POS. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed. We believe that our sales are driven by marketing and advertising as well as by creating fashionable designs. The increase in our sales for the three months ended June 30, 2010 was primarily attributable to increased marketing efforts in the provinces of Liaoning and Shandong provinces and sales in Sichuan, a province our distributors did not operate POS during 2009.  The increase in sales for the six months ended June 30, 2010 was a result of our stronger sales results during the second quarter of 2010 as our first quarter sales were relatively flat due to the underperformance of some distributors.

Since 2009, we have been devoting our marketing efforts in the northeastern provinces because of the market opportunities for our products in these provinces with high concentrations of second and third tier cities. As a result of such focused marketing efforts, we recorded increased sales to our distributors that operate in these regions during the second quarter of 2010 as detailed in the table below. We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via free standing store and store-in-store POS and not through counter and concession POS as we believe that free standing stores and store-in-stores strengthen our brand image with consumers. In this regard, our distributors have collectively closed more than 200 counters and concessions since March 31, 2010 in preparation of opening new free standing stores and store-in-stores. We anticipate that our distributors will open between 30 and 40 stand alone stores that reflect VLOV’s upscale brand image by December 31, 2010.

The following table sets forth the geographical breakdown of our net sales for the periods indicated:

	Three Month Periods Ended June 30,					Six Month Periods Ended June 30,
	2009		2010			2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)					(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of net sales	$	% of net sales	Growth (Decline) in 2010 compared with 2009	$	% of net sales	$	% of net sales	Growth (Decline) in 2010 compared with 2009

Beijing	$649	4.61%	$984	5.48%	51.62%	$1,467	4.59%	$1,936	5.38%	31.97%
Zhejiang	2,826	20.08%	3,040	16.94%	7.57%	6,433	20.14%	5,723	15.89%	(11.04)%
Shandong	1,549	11.01%	2,202	12.27%	42.16%	3,519	11.02%	4,684	13.01%	33.11%
Jiangxi	1,714	12.18%	1,749	9.75%	2.04%	3,876	12.14%	2,947	8.18%	(23.97)%
Yunnan	1,421	10.10%	1,480	8.25%	4.15%	3,218	10.08%	2,910	8.08%	(9.57)%
Shanxi	1,013	7.20%	1,264	7.04%	24.78%	2,299	7.20%	2,485	6.90%	8.09%
Liaoning	936	6.65%	1,483	8.26%	58.44%	2,121	6.64%	3,269	9.08%	54.13%
Hubei	1,876	13.33%	2,198	12.25%	17.16%	4,281	13.40%	4,676	12.98%	9.23%
Henan	1,018	7.23%	1,135	6.32%	11.49%	2,322	7.27%	2,440	6.78%	5.08%
Guangxi	956	6.79%	1,176	6.55%	23.01%	2,156	6.75%	2,426	6.74%	12.52%
Sichuan	-	-	900	5.02%	NA	-	-	1,770	4.91%	NA
Fujian	115	0.82%	335	1.87%	191.30	247	0.77%	747	2.07%	202.43%
Total Net Sales	$14,073	100.00%	$17,946	100.00%	27.52%	$31,939	100.00%	$36,013	100.00%	12.76%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of net sales.

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2009		2010		2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$14,073	100.00%	$17,946	100.00%	$31,939	100.00%	$36,013	100.00%
O.E.M. Finished Goods	8,096	57.53%	10,490	58.45%	18,673	58.46%	21,371	59.34%
Raw Materials	353	2.51%	331	1.84%	716	2.24%	483	1.34%
Labor	519	3.69%	215	1.20%	1,011	3.17%	282	0.78%
Overhead and Other Expenses	29	0.20%	73	0.41%	64	0.20%	118	0.33%
Total Cost of Sales	8,997	63.93%	11,109	61.90%	20,464	64.07%	22,254	61.79%
Gross Profit	$5,076	36.07%	$6,837	38.10%	$11,475	35.93%	$13,759	38.21%

 We presently outsource over 80% of our manufacturing to third parties, based on orders for our products that we receive from our distributors based on the clothing samples we design and create. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted our outsourcing entirely to O.E.M. manufacturers. Our plan is continue outsourcing our manufacturing needs.

As we shifted away from sub-contracting manufacturing entirely to O.E.M. manufacturing in 2009, the components of our cost of sales have correspondingly shifted. Raw material costs accounted for 1.84% and 1.34% of our sales for the three months and six months periods ended June 30, 2010, respectively, compared to 2.51% and 2.24% for the same periods ended June 30, 2009, respectively. O.E.M. finished goods cost, representing our purchase of finished products from the O.E.M. manufacturers, accounted for 58.45% and 59.34% of our sales for the three months and six months periods ended June 30, 2010, respectively, compared to 57.53%  and 58.46% for the same periods ended June 30, 2009, respectively.

Labor cost accounted for 1.20% and 0.78% of our sales for the three months and six months periods ended June 30, 2010, compared to 3.69% and 3.17% for the same periods in 2009. The decrease was primarily attributable to a decrease in our own manufacturing activities and an increase in O.E.M. manufacturing.

Total cost of sales for the three months and six months periods ended June 30, 2010 was $11,109 ,000 and $22,254,000, respectively, an increase of 23.47% from $8,997,000 for the same three-month period in 2009 and an increase of 8.75% from $20,464,000 for the same six-month period in 2009 primarily due to the increase in revenue. As a percentage of net sales, our cost of sales was 61.90% and 61.79% for the three months and six months ended June 30, 2010 respectively, down slightly from 63.93% and 64.07% for the same three-month and six-month periods in 2009, respectively. Consequently, gross margin as a percentage of net sales increased to 38.10% and 38.21% for the three months and six months ended June 30, 2010, respectively, from 36.07% and 35.93% in the same periods in 2009, respectively. Our gross margin increased mainly due to a 5% price increase to our distributors.

The following table sets forth our net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended June 30,

	2009				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$649	$415	$234	36.06%	$984	$609	$375	38.11%
Zhejiang	2,826	1,810	1,016	35.95%	3,040	1,883	1,157	38.06%
Shandong	1,549	991	558	36.02%	2,202	1,363	839	38.10%
Jiangxi	1,714	1,097	617	36.00%	1,749	1,084	665	38.02%
Yunnan	1,421	910	511	35.96%	1,480	916	564	38.11%
Shanxi	1,013	649	364	35.93%	1,264	782	482	38.13%
Liaoning	936	599	337	36.00%	1,483	917	566	38.17%
Hubei	1,876	1,201	675	35.98%	2,198	1,361	837	38.08%
Henan	1,018	652	366	35.95%	1,135	702	433	38.15%
Guangxi	956	612	344	35.98%	1,176	728	448	38.10%
Sichuan	-	-	-	NA	900	557	343	38.11%
Fujian	115	61	54	46.96%	335	207	128	38.21%
Total	$14,073	$8,997	$5,076	36.07%	$17,946	$11,109	$6,837	38.10%

	Six Months Ended June 30,

	2009				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$1,467	$940	$527	35.92%	$1,936	$1,196	$740	38.22%
Zhejiang	6,433	4,124	2,309	35.89%	5,722	3,535	2,187	38.22%
Shandong	3,519	2,256	1,263	35.89%	4,684	2,894	1,790	38.22%
Jiangxi	3,876	2,486	1,390	35.86%	2,947	1,823	1,124	38.14%
Yunnan	3,218	2,063	1,155	35.89%	2,910	1,798	1,112	38.21%
Shanxi	2,299	1,474	825	35.89%	2,485	1,536	949	38.19%
Liaoning	2,121	1,360	761	35.88%	3,269	2,019	1,250	38.24%
Hubei	4,281	2,745	1,536	35.88%	4,676	2,889	1,787	38.22%
Henan	2,322	1,488	834	35.92%	2,440	1,507	933	38.24%
Guangxi	2,156	1,382	774	35.90%	2,426	1,499	927	38.21%
Sichuan	-	-	-	NA	1,770	1,094	676	38.19%
Fujian	247	146	101	40.89	748	464	284	37.97%
Total	$31,939	$20,464	$11,475	35.93%	$36,013	$22,254	$13,759	38.21%

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$5,076	36.07%	$6,837	38.10%	$11,475	35.93%	$13,759	38.21%
Operating Expenses:
Selling Expenses	1,314	9.34%	2,556	14.24%	2,059	6.45%	4,039	11.22%
General and Administrative Expenses	438	3.11%	1,071	5.97%	1,052	3.29%	1,901	5.28%
Total	1,752	12.45%	3,627	20.2%	3,111	9.74%	5,940	16.49%
Income from Operations	$3,324	23.62%	$3,210	17.89%	$8,364	26.19%	$7,819	21.71%

Selling expenses for the three months ended June 30, 2010 increased by 94.52% to $2,556 000 as compared to the same period in 2009, and increased by 96.16% to $4,039,000 for the six months ended June 30, 2010 as compared to for the same periods in 2009.   The increase was mainly due to the expenses associated with our Fall 2010 preview held in May 2010 and to increased advertising costs. In order to increase our brand image and awareness, we anticipate that our selling expenses will continue to increase in absolute dollars as well as a percentage of sales. We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets in these regions.

General and administrative expenses increased by 144.52% from $438,000 for the three months ended June 30, 2009 to $1,071,000 for the same period in 2010, and increased by 80.70% from $1,052,000 for the six months ended June 30, 2009 to $1,901,000 for the same period in 2010.  The increase was mainly due to the increase in expenses related to operating as a US publicly traded company and $292,000 in liquidated damages accrued for the three and six months ended June 30, 2010 from not having an effective registration statement registering the shares of common stock issued in connection with our fourth quarter 2009 financings, including the shares underlying the warrants issued in the financings. As we continue to further improve our operating infrastructure and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will continue to increase in absolute dollars as well as a percentage of total revenues.

Change in Fair Value of Derivative Liability

We issued common stock purchase warrants to the investors in our financings completed from October 2009 through December 2009. These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges. During the three and six months ended June 30, 2010, we recorded a gain of $2,166,000 and a charge of $175,000, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Income Tax Expenses

Income tax expense for the three months and six months ended June 30, 2010 amounted to $911,000 and $2,107,000, respectively, compared to $1,003,000 and $2,260,000 respectively, for the same three-month and six-month periods in 2009.  Our statutory income tax rate for 2010 is 25%, the same as in 2009.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the six months ended June 30, 2010 and 2009 respectively.

Reconciliation of effective tax expense (in thousands):	Six Months Ended June 30,
	2010	2009

Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$1,990	$2,087
Tax effect of non-deductible expenses	117	173
Effective tax expense	$2,107	$2,260

Net Income

As a result of the foregoing, net income for the three months and six months ended June 30, 2010 were $4,467,000 and 5,544,000 respectively, an increase of 93.38% from $2,310,000 for the same three-month period in 2009, but a decrease of 8.91% from $6,086,000 for the same six-month period in 2009.

Liquidity and Capital Resources

Net cash provided by operating activities in the six months ended June 30, 2010 was $3,048,000, compared with $4,323,000 net cash provided by operating activities in the same period of 2009, a decrease of $1,275,000. This decrease was primarily attributable an increase in accounts receivable of $1,892,000 and a decrease in accounts payable of $1,049,000. The decrease in operating cash flow was offset by a $1,710,000 decrease in trade deposits. Our accounts receivable balance increased as some distributors paid later, but within trade terms. Our trade deposit balance decreased from drawdown on deposits for orders placed after our Fall 2010 preview.

Net cash used in investing activities was $3,027,000 in the six months ended June 30, 2010, compared with $nil cash provided by investing activities in the same period of 2009. This decrease in net cash provided by investing activities was mainly due to a time deposit balance made of $3,020,000 which matures on September 30, 2010.

Net cash provided by financing activities was $2,325,000 in the six months ended June 30, 2010, compared with net cash used in financing activities of $4,895,000 in the same period of 2009. This increase in net cash provided by financing activities was primarily due to repayment from a director of $2,428,000 on March 29, 2010. Additionally, dividends in the amount of $5,130,000 were declared and paid by Yinglin Jinduren to its equity owners during the six months ended June 30, 2009 (prior to our share exchange transaction with PXPF in February 2009). No dividends have been declared or paid since, including during the six months ended June 30, 2010.

As of June 30, 2010, we had cash and cash equivalents of $13,437,000, total current assets of $31,873,000 and current liabilities of $5,508,000, which is net of the $3,840,000 derivative liability.  The $3,840,000 derivative liability relating to our warrants will be allocated to equity when the warrants are exercised and eliminated when the warrants expire. The $3,840,000 derivative liability does not require a cash settlement. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. Our cash balance as of August 13, 2010 was $9,539,706.

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

The following tables summarize our contractual obligations as of June 30, 2010, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations :

Total Indebtedness	$589	$589	$-

Operating Leases	159	35	124

Total Contractual Obligations:	$748	$624	$124

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Our current accounting staff remains relatively inexperienced with respect to U.S. GAAP-based reporting and SEC rules and regulations, and will require additional training. In April 2010, the Company retained a CFO on a part-time basis to assist with the preparation of the Company’s financial statements in accordance with U.S. GAAP. Additionally, the Company engaged an outside consultant to assist with the valuation of the securities issued in connection with its fourth quarter 2009 financings. The Company looks to take such other steps as necessary to address the weakness in its accounting staff, the effectiveness of which will not be known until the Company performs a test in connection with management’s tests of internal control over financial reporting to be undertaken as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As of and for the six months ended June 30, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, the Company issued an aggregate of 891,160 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 891,160 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing.

The Company additionally issued an aggregate of 6,500 shares of common stock to three investors in the Financing when these investors exercised their common stock purchase warrants issued to them in connection with the Financing. The exercise price of the warrants is $3.43 per share, and the Company received gross proceeds of $22,295 from these warrant exercises.

The foregoing shares of common stock were issued to these investors in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)

3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)

3.4	Certificate of Correction filed on March 6, 2009 (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)

3.6	Bylaws (2)

3.7	Amendment to the Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)

4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)

4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (14)

10.1	Consulting Services Agreement (1)

10.2	Operating Agreement (1)

10.3	Equity Pledge Agreement (1)

10.4	Option Agreement (1)

10.5	Voting Rights Proxy Agreement (1)

10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)

10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)

10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)

10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)

10.10	Supplemental Agreement dated February 18, 2009 (8)

10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)

10.12	Bridge Loan and Financing Agreement dated June 11, 2008 (12)

10.13	Trademark License Contract for serial number 3871951 dated February 12, 2009 (12)

10.14	Trademark License Contract for serial number 3884844 dated February 12, 2009 (12)

10.15	Trademark License Contract for serial number 3884845 dated February 12, 2009 (12)

10.16	Trademark License Contract for serial number 4247545 dated February 12, 2009 (12)

10.17	Form of Securities Purchase Agreement dated February 13, 2009 (12)

10.18	Form of Securities Purchase Agreement dated February 12, 2009 (12)

10.19	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (13)

10.20	Director Offer Letter with Jianhui Wang dated June 1, 2010 (15)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certifications pursuant to 18 U.S.C. Section 1350 *

32.2	Certifications pursuant to 18 U.S.C. Section 1350 *

99.1	Legal Opinion of Allbright Law Offices (13)

*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(13)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on May 25, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.

(15)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: August 19, 2010	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: August 19, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer