Form 10-K/A
period 2009-12-31
VLOV INC.
filed 2010-10-27
CIK 1388311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _________

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

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.1”) is being filed by VLOV, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (“Initial 10-K”).  This Amendment No.1 is filed to (i) amend the disclosures in the “Management’s Annual Report on Internal Controls over Financial Reporting” section under Item 9A, and (ii) amend and supplement the disclosures in the “Business Experience Descriptions,” “Involvement in Certain Legal Proceedings” and “Section 16(a) of the Exchange Act” sections under Item 10.

These changes were made, and this Amendment No. 1 is filed in connection with, a letter from the SEC dated September 20, 2010 regarding Amendment No. 2 to the Company’s Registration Statement on Form S-1 (333-163803). Except as required to reflect the changes noted above, this Amendment No.1 does not reflect events occurring after the filing of the Initial 10-K on April 15, 2010, and no other information in the Initial 10-K is amended hereby. Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K. Accordingly, this Amendment No.1 should be read in conjunction with the Initial 10-K and the Company’s filings with the SEC subsequent to the filing of the Initial 10−K.

PART II.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective because we did not maintain effective controls over the preparation, review, presentation and disclosure of amounts related to our sales of preferred stock, common stock and warrants in November and December 2009 that were included in our consolidated balance sheets and consolidated statements of income. Such effective controls were not in place because the Company’s financial control environment was not designed effectively to mitigate material misstatement from being prevented or detected. Due to their relative inexperience, the Company’s accounting staff was not able to properly account for such complex transactions in a timely manner. Accordingly, management concluded that this control deficiency constituted a material weakness.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

Qingqing Wu graduated from Xiamen Jimei School of Light Industry in 1990 with a major in apparel design and received a Masters in Business Administration degree from Tsing-Hua University in 2007. Mr. Wu worked as a designer at Huacai Apparel Factory (“Huacai”) in Jinjiang County from August 1990 to August 1992. Between September 1992 and September 1994, Mr. Wu served as the Director of Design and Assistant to General Manager at Shidali Apparel Co., Ltd. (“Shidali”) in Jinjiang City. Neither Huacai nor Shidali is an affiliate of, or otherwise associated with, the Company. In November 1994, Mr. Wu founded Yinglin Jinduren. Since November 2009, Mr. Wu has also served as the Standing Director of the First Committee of the Association of Fabric & Apparel in Jinjiang City, a local trade association.

Yushan Zheng graduated from Jiangxi University of Finance & Economics in 1987 with a major in industrial economics.  Mr. Zheng worked as the Director of Finance Department and served as the Chief Accounting Officer of Xianyou Electrical Machine Co., Ltd., an automobile electrical parts manufacturer and distributor in Fujian Province, from August 1987 to February 2000. Between March 2000 and February 2004, Mr. Zheng served as the Manager of Auditors at Putian-based Huada Certified Tax Agent Firm, which provides accounting, tax planning, and assets auditing and evaluation services to PRC enterprises.  From March 2004 to February 2009, Mr. Zheng served as the Manager of Finance Department and acted as the Chief Financial Officer of Sanyuan Metal Co., Ltd., a steel distributor, and Sanchuan Aluminum Co., Ltd., an aluminum manufacturer and distributor, respectively, in Fujian Province.  Beginning in February 2009, Mr. Zheng has been serving as the Chief Financial Officer of Yinglin Jinduren.  None of these companies is related to or affiliated with us. Mr. Zheng is a Chinese Certified Public Accountant and a Certified Tax Agent.

Dr. Jianwei Shen holds a Doctorate of Economics and Management from China Agricultural University, a Doctorate of Philosophy from Hohenheim University in Germany, a Masters Degree in Economics and Management from Beijing Agricultural University, and a Bachelor’s Degree in Agricultural Economics from Beijing Agricultural University.  Dr. Shen has experience working with China-based companies, including ones publicly traded outside of China. Since 2006, Dr. Shen is an independent director and a member of the Audit Committee of the China Essence Group Ltd., a food processing company listed on the Singapore Exchange (Main Board).  From January 2002 to January 2005, he served as a project manager for marketing at Fujian Fuma Foods Group Co., a distributor of finished food products, and he worked as a project manager for marketing at Beijing Dasbro Co. Ltd., a maker of potato chips, from November 1993 to December 2000.  None of these companies that Dr. Shen worked with is related to or affiliated with us. Dr. Shen is also a member of the Specialist Advisors to the City of Jinjiang, Fujian which advises the municipal government on policy issues, a position he has held since January 2006.  Dr. Shen also provides strategic corporate advisory services to Yinglin Jinduren.

Zhifan Wu serves as the manager of Yinglin Jinduren’s Purchasing Department, a position he has held since March 2006.  Mr. Wu is also the brother of Qingqing Wu, our chief executive officer, and has a 34.09% ownership interest in Yinglin Jinduren. Mr. Wu worked as the purchasing assistant at Huangbao Apparel Co., Ltd. (“Huangbao”) from March 1996 to February 2000, and as manager of Huangbao’s purchasing department  from March 2000 to December 2005. Huangbao is a manufacturer and distributor of menswear and is not related to or affiliated with us.

Yuzhen Wu graduated from Huaqiao University in 1998 with a major in Business Management. Mr. Wu is a valued management member of Yinglin Jingduren where he has worked since May 1998. From June 1998 to August 2001, Mr. Wu worked as the workshop director supervising all aspects of our production workshop. From 2001 to 2003, Mr. Wu worked as the production manager overseeing all production arrangements and process. Mr. Wu served as the vice general manager between November 2003 and January 2006, supervising and managing our production, quality and inventory planning process, and as director of the general production management since February 2006, coordinating with O.E.M. manufacturers to ensure that their production volumes and quality meet with our requirements.

Congming Xie graduated with a bachelor’s degree in Economic Science from Huaqiao University in 2002.   From July 2002 through December 2004, Mr. Xie acted as the general manager of Meilun Textile Trade Co., Ltd., a textile manufacturer and distributor in Xiamen City, Fujian Province which is not related to or affiliated with us.  Mr. Xie is another valued management member of Yinglin Jinduren, working as the assistant general manager since January 2005, where he supervises market information gathering and analysis and fabric evaluation and sourcing.

Ying (Teresa) Zhang is currently the chief financial officer and a director of China Wind Systems, Inc., a U.S. public company (NASDAQ: CWS) that manufactures wind power equipments in China. She was an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies.  From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing.  None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia.  She received a bachelor’s degree in international accounting from Renmin University in China and a master’s degree in accounting from Macquarie University in Australia. Her accounting background and her experiences working with China-based companies both from the inside and as an outside auditor are valuable resources for us in structuring and managing our own internal control and financial reporting measures.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

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

Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2009, our directors, executive officers and persons who owned more than 10% of a registered class of the Company's equity securities complied with Section 16(a) filing requirements applicable to them, except for the following: (1) Matthew Hayden did not file a Form 4 in connection with his resignation from his officer positions and directorship; (2) MMH Group, LLC did not file a Form 4 in connection with the additional shares of the Company’s common stock it acquired in February 2009; and (3) Ancora Greater China Fund, LP did not file a Form 4 in connection with the additional shares of the Company’s common stock it acquired in February 2009.

ITEM 15.   EXHIBITS

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Xiamen, Fujian Province, on October 27, 2010.

VLOV, INC.

By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu		October 27, 2010
Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer

/s/ Bennet P. Tchaikovsky		October 27, 2010
Bennet P. Tchaikovsky	Chief Financial Officer

/s/ Jianwei Shen		October 27, 2010
Jianwei Shen	Director

/s/ Yuzhen Wu		October 27, 2010
Yuzhen Wu	Director

/s/		October 27, 2010
Jianhui Wang	Director

/s/ Ying Zhang		October 27, 2010
Ying Zhang	Director