Form 10-Q/A
period 2010-03-31
VLOV INC.
filed 2010-10-27
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No.1”) is being filed by VLOV, Inc. (the “Company”) to amend the Company’s Form 10-Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (“Initial 10-Q”).  This Amendment No.1 is filed to (A) restate the consolidated statements of income and comprehensive income for the three months ended March 31, 2010 (i) to include preferred stock in its fully diluted earnings per share computation, and (ii) to allocate its net income between common stock and preferred stock so that, using the two-class method, only net income allocated to common stock is reflected in the basic earnings per share computation; and (B) amend note 13 to the financial statements included with the Initial 10-Q consistent with these changes. Please see note 20 to the Company’s financial statements filed with this Amendment No. 1.

These changes were made, and this Amendment No. 1 is filed in connection with, a letter from the SEC dated September 20, 2010 regarding Amendment No. 2 to the Company’s Registration Statement on Form S-1 (333-163803). Except as required to reflect the changes noted above, this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Initial 10-Q. Other events or circumstances occurring after the date of the Initial 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-Q. Accordingly, this Form Amendment No.1 should be read in conjunction with the Initial 10-Q and our filings with the SEC subsequent to the filing of the Initial 10−Q. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2010

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for VLOV Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

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
See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)

Net sales	$18,067	$17,865
Cost of sales	11,145	11,467
Gross profit	6,922	6,398

Operating expenses:
Selling expenses	1,484	745
General and administrative expenses	835	616
	2,319	1,361

Income from operations	4,603	5,037

Other income (expenses):
Change in fair value of derivative liability	(2,341)	-
Interest income	26	7
Interest expense	(22)	(14)
	(2,297)	(7)

Income before provision for income taxes	2,266	5,030
Provision for income taxes	1,195	1,257

Net income	1,071	3,773

Other comprehensive income:
Foreign currency translation adjustment	(1)	16

Comprehensive income	$1,070	$3,789

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	917	3,773
Net income attributable to preferred shareholders	154
Net income	$1,071	$3,773

Basic earnings per share- common	$0.06	$0.25

Diluted earnings per share	$0.05	$0.25

Weighted average number of common shares outstanding:
Basic	16,667,957	15,312,000
Diluted	20,060,571	15,312,000

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

(13)      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)         Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three months ended March 31, 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended March 31,
	2010	2009
Income attributable to common shareholders of the Company	$917	$3,773
Income attributable to preferred shareholders of the Company	154	-
Net income	1,071	3,773
Weighted average number of common shares outstanding	16,667,957	15,312,000

(b)         Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 (the “Preferred Shares Financing”), and the Warrants issued in connection with both the Preferred Shares Financing and the shares of common stock sold in December 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-1 basis. Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Three Months Ended March 31,
	2010	2009
Net income	$1,071	$3,773
Weighted average number of common shares outstanding	16,667,957	15,312,000

Adjustment for:
Preferred stock	2,796,721
Warrants	595,893	-
	20,060,571	15,312,000

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

(20)         RESTATEMENT

The Company restated its consolidated statements of income and comprehensive income for the three months ended March 31, 2010 in order to (1) reflect preferred stock in its fully diluted earnings per share calculation, and (2) allocate net income between common stock and preferred stock in the computation of basic earnings per share using the two-class method.

Three months ended March 31, 2010:
	Originally
	Filed	Adjustment	Restated
Net income attributable to common shareholders	1,071	(154)	917
Net income attributable to preferred shareholders	-	154	154
Basic earnings per share- common	$0.06	$(0.01)	$0.05
Diluted earnings per share	$0.06	$(0.01)	$0.05
Weighted average number of common shares and participating preferred shares Outstanding:
Diluted	17,384,002	2,676,569	20,060,571

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

VLOV INC. (Registrant)

Date: October 27, 2010	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: October 27, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer