Form 10-Q/A
period 2010-06-30
VLOV INC.
filed 2010-10-27
CIK 1388311

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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No.1”) is being filed by VLOV, Inc. (the “Company”) to amend the Company’s Form 10-Q for the three and six months ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on August 19, 2010 (“Initial 10-Q”).  This Amendment No.1 is filed to (A) restate the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 (i) to include preferred stock in its fully diluted earnings per share computation, and (ii) to allocate its net income between common stock and preferred stock so that, using the two-class method, only net income allocated to common stock is reflected in the basic earnings per share computation; and (B) amend note 12 to the financial statements included with the Initial 10-Q consistent with these changes. Please see note 18 to the Company’s financial statements filed with this Amendment No. 1.

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

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net sales	$17,946	$14,073	$36,013	$31,939
Cost of sales	11,109	8,997	22,254	20,464
Gross profit	6,837	5,076	13,759	11,475

Operating expenses:
Selling expenses	2,556	1,314	4,039	2,059
General and administrative expenses	1,071	438	1,901	1,052
	3,627	1,752	5,940	3,111

Income from operations	3,210	3,324	7,819	8,364

Other income (expenses):
Change in fair value of derivative liability	2,166	-	(175)	-
Interest income	18	3	44	10
Interest expense	(16)	(14)	(37)	(28)
	2,168	(11)	(168)	(18)

Income before provision for income taxes	5,378	3,313	7,651	8,346
Provision for income taxes	911	1,003	2,107	2,260

Net income	4,467	2,310	5,544	6,086

Other comprehensive income:
Foreign currency translation adjustment	101	(21)	102	(14)

Comprehensive income	$4,568	$2,289	$5,646	$6,072

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	3,911	2,310	4,800	6,086
Net income attributable to preferred shareholders	566		744
Net income	$4,467	$2,310	$5,544	$6,086

Basic earnings per share- common	$0.23	$0.14	$0.28	$0.39

Diluted earnings per share	$0.22	$0.14	$0.28	$0.39

Weighted average number of common shares and participating preferred shares outstanding:

Basic	17,042,685	16,000,000	16,856,357	15,657,901

Diluted	20,070,771	16,000,000	20,707,619	15,657,901

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands- except for share and per share data)

							Accumulated
					Additional		Other
	Common stock		Preferred stock		paid-in	Statutory	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at December 31, 2008	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,440,000	-	-	-	-	-	-	-	-
Foreign currency translation							(14)		(14)
Payments of dividend								(5,127)	(5,127)
Net income								6,086	6,086
Balance at June 30, 2009	16,000,000	1	-	-	1,236	913	529	5,835	8,514

Shares issued in reverse merger acquisition	14,421
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-	-	(92)
Net income	-	-	-	-	-	-	-	4,359	4,359
Foreign currency translation adjustment	-	-	-	-	-	-	31	-	31
Dividend declared	-	-	-	-	-	-	-	(18)	(18)
Total comprehensive income
Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

Net income								5,544	5,544
Foreign Currency translation adjustment							102		102
Conversion of preferred stock to common stock	891,160	-	(891,160)	(1,276)	1,276				-
Warrants converted	6,500				-				-
Preferred stock- beneficial conversion feature					197				197
Change in fair value of warrant liability					(156)				(156)

Balance at June 30, 2010	17,565,617	$1	1,905,561	$2,727	$7,636	$913	$662	$11,717	$23,656

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

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and six months ended June 30, 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income attributable to common shareholders of the Company	3,911	2,310	4,800	6,086
Income attributable to preferred shareholders of the Company	556	-	744	-
Net income	$4,467	$2,310	$5,544	$6,086
Weighted average number of common shares outstanding	17,042,685	16,000,000	16,856,357	15,657,901

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding assuming conversion of all dilutive potential common shares. The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 (the “Preferred Shares Financing”), and the Warrants issued in connection with both the Preferred Shares Financing and the shres of common stock sold in December 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-1 basis. Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(12)	EARNINGS PER SHARE (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,467	$2,310	$5,544	$6,086
Weighted average number of common shares outstanding	17,042,685	16,000,000	16,856,357	15,657,901

Adjustment for:
Preferred stock	2,424,543		2,614,527
Warrants	603,543	-	599,735	-
	20,070,771	16,000,000	20,070,619	15,657,901

(13)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
PRC enterprise income tax - current	$2,107	$2,260

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

(18)	RESTATEMENT

The Company restated its consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 in order to (1) reflect preferred stock in its fully diluted earnings per share calculation, and (2) allocate net income between common stock and preferred stock in the computation of basic earnings per share using the two-class method.

The impact of the foregoing errors on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 is reflected in the following tables:

Three months ended June 30, 2010:
	Originally
	Filed	Adjustment	Restated
Net income attributable to common shareholders	4,467	(556)	3,911
Net income attributable to preferred shareholders	-	556	556
Basic earnings per share- common	$0.26	$(0.03)	$0.23
Diluted earnings per share	$0.26	$(0.04)	$0.22
Weighted average number of common shares and participating preferred shares Outstanding:
Diluted	17,384,002	2,686,769	20,070,771

Six months ended June 30, 2010:
	Originally
	Filed	Adjustment	Restated
Net income attributable to common shareholders	5,544	(744)	4,800
Net income attributable to preferred shareholders	-	744	744
Basic earnings per share- common	$0.33	$(0.05)	$0.28
Diluted earnings per share	$0.32	$(0.04)	$0.28
Weighted average number of common shares and participating preferred shares Outstanding:
Diluted	16,856,357	3,851,262	20,070,619

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