Form 10-Q
period 2010-09-30
VLOV INC.
filed 2010-11-15
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended:   September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 18,008,272 shares issued and outstanding as of November 12, 2010.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands - except for share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,149	$11,036
Time deposits	3,020	-
Accounts and other receivables	18,048	9,191
Amount due from a director	-	2,428
Trade deposits	5,796	2,309
Inventories	256	285
Prepaid expenses	116	763
Total current assets	34,385	26,012
Property, plant and equipment, net	948	966
Land use rights	260	263
TOTAL ASSETS	$35,593	$27,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,250	$2,565
Accrued expenses and other payables	842	583
Amount due to directors	77	30
Derivative liability	2,845	3,684
Short-term bank loans	599	734
Income taxes payable	1,372	1,601
Total current liabilities	7,985	9,197
Non-current Liabilities:
Other payable	77	75
Total liabilities	8,062	9,272

Commitments	-	-

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized,17,983,272 and 16,667,957 shares respectively issued and outstanding	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 1,489,656 and 2,796,721 shares issued and outstanding respectively, (liquidation preference $4,260,416 and $7,998,622, respectively)	2,133	4,003
Additional paid-in capital	8,230	6,319
Statutory reserve	913	913
Retained earnings	15,154	6,173
Accumulated other comprehensive income	1,100	560
Total stockholders' equity	27,531	17,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,593	$27,241

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$13,063	$13,882	$49,105	$45,823
Cost of sales	7,643	8,850	29,918	29,316
Gross profit	5,420	5,032	19,187	16,507

Operating expenses:
Selling expenses	1,399	841	5,442	2,900
General and administrative expenses	702	520	2,602	1,573
	2,101	1,361	8,044	4,473

Income from operations	3,319	3,671	11,143	12,034

Other income (expenses):
Change in fair value of derivative liability	992	-	818	-
Interest income	18	3	61	14
Interest expense	(15)	(15)	(52)	(43)
	995	(12)	827	(29)

Income before provision for income taxes	4,314	3,659	11,970	12,005
Provision for income taxes	884	922	2,992	3,183

Net income	3,430	2,737	8,978	8,822

Other comprehensive income:
Foreign currency translation adjustment	438	7	540	14

Comprehensive income	$3,871	$2,744	$9,518	$8,836

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	3,149	2,737	8,127	8,822
Net income attributable to preferred shareholders	281	-	851	-
Net income	$3,430	$2,737	$8,978	$8,822

Basic earnings per share- common	$0.18	$0.17	$0.47	$0.56

Diluted earnings per share	$0.18	$0.17	$0.47	$0.56

Weighted average number of common shares and participating preferred shares outstanding:

Basic	17,874,371	16,000,000	17,199,755	15,773,187

Diluted	19,472,376	16,000,000	19,001,350	15,773,187

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands- except for share and per share data)

							Accumulated
					Additional		Other
	Common stock		Preferred stock		paid-in	Statutory	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2009	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,440,000	-	-	-	-	-	-	-	-
Foreign currency translation							15		15
Payments of dividend								(5,145)	(5,145)
Net income								8,822	8,822
Balance at September 30, 2009 (unaudited)	16,000,000	1	-	-	1,236	913	558	8,553	11,261

Shares issued in reverse merger acquisition	14,421	-			-	-	-	-	-
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-	-	(92)
Net income	-	-	-	-	-	-	-	1,623	1,623
Foreign currency translation adjustment	-	-	-	-	-	-	2	-	3
Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

Net income								8,978	8,978
Foreign Currency translation adjustment							540		540
Conversion of preferred stock to common stock	1,307,065	-	(1,307,065)	(1,870)	1,870				-
Warrants converted	8,250				41				41
Balance at September 30, 2010 (unaudited)	17,983,272	$1	1,489,656	$2,133	$8,230	$913	$1,100	$15,154	$27,531

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Nine months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$8,978	$8,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53	71
Change in fair value of derivative liability	(818)	-
(Increase) decrease in assets:
Accounts receivable	(8,521)	509
Trade deposits	(2,615)	-
Inventories	35	(277)
Prepaid expenses	(114)	(7)
Increase (decrease) in liabilities:
Accounts payable	(361)	3,007
Accrued expenses and other payables	266	(585)
Income and other tax payables	(256)	(184)

Net cash provided by (used in) operating activities	(3,352)	11,356

Cash flows from investing activities:
Purchases of property, plant and equipment	(7)	-
Time deposits	(3,020)	-
Net cash used in investing activities	(3,027)	-
		-
Cash flows from financing activities:
Pledged bank deposits	-	88
Amount due to/from a director	2,468	-
Proceeds from debt financing	294	440
Payments of short-term debt	(441)	(293)
Warrants exercised	22	-
Payments of dividend *		(5,131)
Net cash provided by (used in) financing activities	2,343	(4,896)

Effect of exchange rate changes	149	5
Net increase in cash and cash equivalents	(3,887)	6,465
Cash and cash equivalents, beginning of period	11,036	2,863
Cash and cash equivalents, end of period	$7,149	$9,328

Supplemental disclosure of cash flow information:
Interest paid	$52	$43
Income taxes paid	$3,208	$2,605

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

The Company does not conduct any substantive operations of its own; all of the Company’s operations are conducted by a variable interest entity, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by Dong Rong Capital Investment Limited (“HK Dong Rong”). HK Dong Rong is a limited liability company incorporated in Hong Kong on January 5, 2005 originally under the name “Korea Jinduren (International) Dress Limited” (“Korea Jinduren”), and was acquired by PXPF from the majority shareholders of PXPF on September 22, 2008. PXPF is a limited liability company incorporated in the British Virgin Islands (“BVI”) on April 30, 2008.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. As of September 30, 2010, $4 million has been contributed to China Dong Rong and the remaining registered capital will be contributed within two years after the date of incorporation. It is the intention of the Company and the equity owners of Yinglin Jinduren to transfer the business operations of Yinglin Jinduren to China Dong Rong; however, such transfer had not yet occurred as of September 30, 2010.

(b)	Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As previously described, the Company, through its wholly-owned subsidiary HK Dong Rong, consolidates Yinglin Jinduren as Yinglin Jinduren is considered to be a variable interest entity (VIE) and the Company is considered to be its primary beneficiary. Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company was at book value. The Company has had no other business activities except for the exclusive agreements with Yinglin Jinduren and its equity owners. The consolidated financial statements include the financial statements of the Company, its subsidiary and the variable interest entity, Yinglin Jinduren. All significant inter-company transactions and balances between the Company, its subsidiary and the variable interest entity are eliminated upon consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of September 30, 2010 and December 31, 2009, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

The Company recognizes revenue when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customer. Revenue excludes value-added tax and is stated after deduction of trade discounts and allowances.

(f)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(g)	Time Deposits

The Company, at times, invests excess funds in time deposits with original maturity dates beyond three months. The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost. The carrying value of time deposits approximated the fair value of securities at September 30, 2010.

(h)	Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect. The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. Interest is not normally charged on accounts receivables. As of September 30, 2010, approximately $2.6 million of accounts receivable were aged greater than 90 days. Management has determined no allowance for uncollectible amounts is required.

(i)	Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	5 years
Plant and machinery	5 to 15 years

(j)	Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

(k)	Foreign Currency Translation

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Foreign Currency Translation (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the People's Bank of China on September 30, 2010 and December 31, 2009 were US$1.00 to RMB 6.68 and RMB 6.83, respectively. The average translation rates of US$1.00 to RMB 6.76 and US$1.00 to RMB 6.80 was applied to the income statement accounts for the three and nine months ended September 30, 2010, respectively. The average translation rate of US$1.00 to RMB 6.84 was applied to the income statement accounts for the three and nine months ended September 30, 2009.

Translation adjustments are recorded as other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(l)	Land use rights

All land in the PRC is state-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land.

Land use right is stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years. The Company’s land use right expires in 2054.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010, the Company expects these assets to be fully recoverable.

(m)	Long-Lived Assets

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

(n)	Comprehensive Income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the three months and nine months ended September 30, 2010 were US$438,000 and US$540,000, respectively. The foreign currency translation gains for the three months and nine months ended September 30, 2009 were US$7,000 and US$14,000, respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

(o)	Income Taxes

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Income Taxes (continued)

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

(p)	Advertising Costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run. Advertising expense for the three months ended September 30, 2010 and 2009 were approximately US$1.37 million and US$0.75 million, respectively, and approximately US$4.11 million and US$2.19 million for the nine months ended September 30, 2010 and 2009, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

(q)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(r)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income. Product design and development costs aggregated approximately US$0.32 million and US$0.34 million for the three months ended September 30, 2010 and 2009, respectively, and approximately US$1.28 million and US$1.12 million for the nine months ended September 30, 2010 and 2009, respectively.

(s)	Derivative Financial Instruments

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

(t)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the relatively short maturity of such instruments.

The carrying amount of the Company’s short-term bank loans approximates their fair value based upon current rates and terms available to the Company for similar debt.

Warrants that are recorded as derivative instrument liabilities are carried at their fair value, with changes in the fair value reported as charges or credits to income each period.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Earnings Per Share

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

(v)	New Accounting Pronouncements

The following lists the Accounting Standards Codification Updates that are relevant to the Company’s consolidated financial statements and were effective during the periods covered by these financial statements. These pronouncements, however, did not have material impact on the Company’s financial statements.

Pronouncement	Issued	Title
ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing
ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.
ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities
ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(2)	TIME DEPOSITS

Time deposits (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Time deposits	$3,020	$-

Time deposits represent amounts deposited with Xiamen International Bank and mature on March 31, 2011.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$-	$145
Work in process	9	15
Finished goods	247	125
	$256	$285

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Buildings	$933	$914
Furniture, fixtures and equipment	85	83
Motor vehicles	200	196
Office equipment	32	24
Plant and machinery	211	207
Total property, plant and equipment	1,461	1,424
Less : accumulated depreciation	(513)	(458)
	$948	$966

There was no capitalized interest for the nine months ended September 30, 2010 and the years ended December 31, 2009. During the third quarter of 2010, the Company stopped its direct manufacturing of certain products and is now outsourcing all manufacturing to third parties. The Company is in the process of evaluating any impairment to its fixed assets and will address such impairment in its annual financial statements. The Company believes that any such impairment will not be material to the Company’s financial statements.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(5)	LAND USE RIGHTS

Land use rights are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Land use rights	$321	$315
Less : accumulated amortization	(61)	(52)
	$260	$263

There was no capitalized interest for the nine months ended September 30, 2010 and the year ended December 31, 2009.

(6)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Current portion:
Accrued salaries and wages	$46	$165
Accrued expenses (1)	692	305
Advertising subsidies payables	104	113
	$842	$583
Non-current portion:
Advertising subsidies payables	77	75
	$919	$658

(1) Represents $691,000 in estimated liquidated damages relating to the Company’s fourth quarter 2009 financings. The Company was required to register the shares of common stock issued and issuable in connection with the financings, including the shares underlying the preferred stock and warrants issued in the financings, pursuant to an effective registration statement by May 16, 2010. The registration statement was filed on December 17, 2009, but has not yet been declared effective. Accordingly, the Company has accrued $691,000 and $300,000 as of September 30, 2010 and December 31, 2009, respectively, for estimated liquidated damages it expects to be required to pay to the investors in the financings. Pursuant to the agreements entered into in connection with the financings, the total amount of liquidated damages that the Company may be subject to is $987,000.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(7)	RELATED PARTY TRANSACTIONS

	September 30,	December 31,
	2010	2009
	(unaudited)
Amount due from a director (in thousands):
Mr. Qingqing Wu	$-	$2,428
Amounts due to directors/officers (in thousands):
Mr. Qingqing Wu (1)	-	30
Mr. Bennet Tchaikovsky (2)	43
Ms. Ying (Teresa) Zhang (2)	34
Total	$77	$30

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents share based compensation owed to the respective parties.

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Exchange Transaction. As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration. Mr. Wu is also in the process of transferring the trademarks to Yinglin Jinduren for no consideration as originally intended, although such transfers have not been completed. To date, Yinglin Jinduren has not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis.

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

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at September 30, 2010, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 85%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.44% to 0.46%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At September 30, 2010, the following derivative liabilities related to common stock warrants were outstanding:

			Numbers of warrants		Value
Issue date	Expiration date	Exercise price per share	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
October 27, 2009	October 27, 2012	$3.43	723,052	723,052	$1,193,676	$1,538,959
November 17, 2009	November 17, 2012	$3.43	667,059	675,308	1,107,084	1,440,952
December 1, 2009	December 1, 2012	$3.43	326,767	326,767	544,177	704,510
			1,716,878	1,725,127	$2,844,937	$3,684,421

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(8)	DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

During the nine months ended September 30, 2010, the Company recognized an unrealized gain of $817,000 related to the change in the fair value of these derivative instrument liabilities.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2010:

Warrants (in thousands)
Balance – December 31, 2009	3,684
Exercised	(21)
Fair value adjustments	(818)
Balance – September 30, 2010	2,845

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

(9)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	September 30, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate
Bank loan	$599	7.700%	$734	7.700%

As of September 30, 2010, the short-term borrowings were secured by a personal guarantee granted by Mr. Qingqing Wu, a director of the Company.

(10)	COMMON STOCK

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

During the nine months ended September 30, 2010, 8,250 warrants and 1,307,065 shares of convertible preferred stock were exercised and converted into 8,250 and 1,307,065 shares of common stock.

On March 10, 2010, the Company’s board of directors agreed to issue 10,000 restricted shares of common stock to a director in quarterly installments of 2,500 shares beginning with the quarter ending June 30, 2010. The trading value of the granted shares on March 10, 2010 was $6.00 per share for a total value of $60,000. $34,000 was charged as expense for the three and nine months ended September 30, 2010.

On April 27, 2010, the Company’s board of directors agreed to issue 20,000 shares of common stock to its chief financial officer (“CFO”) during the term of a one-year agreement, which would vest as follows: 3,562 shares on June 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2010 and 1,424 shares on April 26, 2010.  The trading value of the granted shares on April 27, 2010 was $5.00 per share for a total value of $100,000, $25,000 and $43,000 were charged as compensation expense for the three and nine months ended September 30, 2010.

A summary of the status of the Company’s non-vested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2010	-	-
Granted	30,000	$5.33
Vested	(13,063)	$5.33
Forfeited	-	-
Non-vested at September 30, 2010	16,397	$5.33

As of September 30, 2010, there was $83,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors. This cost is expected to be recognized by April 26, 2011. The total fair value of shares vested during the nine months ended September 30, 2010 was $77,000.

As of September 30, 2010, 17,983,272 shares of common stock were issued and outstanding.

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(11)	PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares, respectively, to certain accredited investors. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the nine months ended September 30, 2010, 1,307,065 Preferred Shares were converted, and at September 30, 2010, 1,489,656 Preferred Shares were outstanding, with an aggregate liquidation preference of $4,260,416.

(12)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)	Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and nine months ended September 30, 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income attributable to common shareholders of the Company	3,149	2,737	8,127	8,822
Income attributable to preferred shareholders of the Company	281	-	851	-
Net income	$3,430	$2,737	$8,978	$8,822
Weighted average number of common shares outstanding	17,874,371	16,000,000	17,199,755	15,773,187

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding assuming conversion of all dilutive potential common shares. The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 (the “Preferred Shares Financing”), and the Warrants issued in connection with both the Preferred Shares Financing and the shares of common stock sold in December 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-1 basis. Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used. As the strike price of the warrants, $3.43 was greater than the closing price of the Company’s stock on September 30, 2010, $3.40, the warrants are considered to be anti-dilutive and are excluded from the diluted earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$3,430	$2,737	$8,978	$8,822
Weighted average number of common shares outstanding	17,874,371	16,000,000	17,199,755	15,773,187

Adjustment for:
Preferred stock	1,598,005		1,801,596
Warrants	-	-	-	-
	19,472,376	16,000,000	19,001,350	15,773,187

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(13)	INCOME TAXES

The provision for income taxes for three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for current income tax – China	$884	$922	$2,992	$3,183

As of September 30, 2010 and December 31, 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

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

The following table reconciles the US statutory rates to the Company's effective tax rate for the three and nine months ended September 30, 2010 and 2009:

	Three and Nine months Ended September 30,
	2010	2009

U.S Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
China income tax rate	25%	25%
Effective tax rate	25%	25%

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(13)	INCOME TAXES (CONTINUED)

The following table reconciles the theoretical tax expense calculated at the statutory tax rate to the Company’s effective tax expense for the three and nine months ended September 30, 2010 and 2009:

(in thousands)	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Theoretical tax expense at PRC statutory tax rate of 25%	$1,079	$915	$2,993	$3,001
Tax expense effect of non-deductible expenses	54	7	205	182
Tax expense effect of non-taxable valuation change (Warrant liability)	(249)	—	(206)	—
	—	-	-	-
Effective tax expense	$884	$922	$2,992	$3,183

Non-deductible expenses for the three and nine months ended September 30, 2010 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

The applicable rate of Hong Kong profits tax for the nine months ended September 30, 2010 and 2009 was 16.5%. However, no provision for Hong Kong profits tax has been made for the nine months ended September 30, 2010 and 2009 as HK Dong Rong did not carry on any business subject to Hong Kong profits tax.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

As of the balance sheet dates presented, there were no deferred tax assets or liabilities.

(14)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP. In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of September 30, 2010, the registered capital of Yinglin Jinduren was RMB 10,000,000 and the statutory reserves have been fully funded.

(15)	LEASE COMMITMENTS

The Company leases a premise under a long-term, non-cancelable lease. The lease is accounted for as an operating lease. Rent expense amounted to US$0 and US$19,000 for the three months ended September 30, 2010 and 2009, respectively. Rent expense amounted to US$35,000 and US$41,000 for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum payments under long-term, non-cancelable leases as of September 30, 2010, are as follows (in thousands):

Future minimum payments
Three months Ending December 31:
2010	$18
Year Ending December 31:
2011	70
2012	54
$142

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(16)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company sells its product to its distributors. As of September 30, 2010, the Company had distribution agreements with 12 distributors and the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Distributors
Distributor A	16.15%	17.57%	15.96%	19.36%
Distributor B	12.79%	13.86%	12.93%	13.54%
Distributor C	11.68%	11.53%	12.66%	11.17%
Distributor D	*	10.55%	*	11.66%
Distributor E	*	10.11%	*	10.09%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Vendors
Vendor A	*	11.06%	10.73%	10.64%
Vendor B	*	11.02%	*	13.12%
Vendor C	*	10.18%	*	*
Vendor D	*	* %	10.13%	*

The Company had the following concentrations of business with each distributor constituting greater than 10% of the Company’s trade receivables:

	Nine months Ended September 30,
	2010	2009
Distributors
Distributor A	17.14%	* %
Distributor B	13.65%	10.86%
Distributor C	13.97%	21.68%
Distributor D	*	10.10%

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(16)	BUSINESS AND CREDIT CONCENTRATIONS (CONTINUED)

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	Nine months Ended September 30,
	2010	2009
Creditors
Creditor A	*	10.43%
Creditor B	*	10.41%
Creditor C	17.21%	*
Creditor D	13.37%	*
Creditor E	13.23%	*
Creditor F	11.98%	*
Creditor G	10.57%	*
Creditor G	10.30%	*

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

* The concentration is less then 10%

(17)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$12,000 and US$44,000 for the three months ended September 30, 2010 and 2009, respectively, and US$78,000 and US$133,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Overview

We design, develop, manufacture, distribute and sell casual apparel and clothing products in the PRC targeted toward middle-class Chinese men under the brand name “V·LOV”.  We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  As of September 30, 2010, we had agreements with 12 distributors throughout northern, central and southern China.  After distributors place purchase orders for our products, such products are manufactured by us and our outsourced manufacturers and delivered to our distributors.  As of November 3, 2010, our distributors owned and operated 526 points of sales, or POS, across the PRC, including counters, concessions, free standing stores and store-in-stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China.

Our goal is to provide stylish, fashion-forward clothing, to our target customer, the male Chinese consumer aged 20 to 45. To achieve this goal, we must maintain our brand image and make our brand more exclusive. We, along with our distributors, believe that certain types of POS (counters and concessions) lessen our overall brand value. Accordingly, since the beginning of this year, our distributors have closed over 271 counters and concessions. Conversely, we believe that certain POS, mainly stand-alone stores, enhance brand value. Thus, our distributors plan to open 30 to 40 stand-alone locations by the end of this year. To date, our distributors have been willing to make such investments because we have increased our marketing budget significantly as a percentage of our revenue and because of our ability to produce clothing that we believe is reflective of our brand image. Ultimately, our goal is for our distributors to move towards stand-alone stores as this will continue to enhance our brand value amongst our target consumer base.

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

We also have a wholly-owned PRC subsidiary through HK Dong Rong called Dong Rong (China) Co., Ltd. (“China Dong Rong”). It is our intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong for no consideration sometime in 2010. As of the date of this report, however, such transfer has not occurred and China Dong Rong currently conducts no business activities.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

From Date of Invoice to Customer:	September 30, 2010	December 31, 2009
0-30 days	$8,853	$6,914
31-60 days	2,308	2,190
61-90 days	4,178	-
91-120 days	2,600	-
121 days and above	-	-
Allowance for bad debts	-	-
Total Accounts Receivable	$17,939	$9,104

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

All receivables categorized over 61 days as of September 30, 2010 were collected as of November 2, 2010.

Other receivables were $109,000 and $87,000 as of September 30, 2010 and December 31, 2009, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters through September 30, 2010 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At September 30, 2010, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities, We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

Comparison of Three and Nine months ended September 30, 2010 and September 30, 2009

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2009		2010		2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$13,882	100.0%	$13,063	100.0%	$45,823	100.0%	$49,105	100.0%
Gross Profit	5,032	36.2%	5,420	41.5%	16,507	36.0%	19,187	39.1%
Operating Expense	1,361	9.8%	2,101	16.1%	4,473	9.8%	8,044	16.4%
Income From Operations	3,671	26.4%	3,319	25.4%	12,034	26.3%	11,143	22.7%
Other Expenses / (Income)	12	0.1%	(995)	(7.6)%	29	0.1%	(827)	(1.7)%
Income tax expenses	922	6.6%	884	6.8%	3,183	6.9%	2,992	6.1%
Net Income	$2,737	19.7%	$3,430	26.3%	$8,822	19.3%	$8,978	18.3%

Net Sales

Net sales for the three months ended September 30, 2010 were $13,063,000, a decrease of 5.9% from $13,882,000 for the same period in 2009, while net sales for the nine months ended September 30, 2010 were $49,105,000, an increase of 7.2% from $45,823,000 for the same period of 2009.  We generate revenue primarily from the sales of our apparel products to our distributors, who sell them at retail locations throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. We design and create samples, which are presented to our distributors at our semi-annual previews for their selection and purchase based on what they believe will sell most effectively at their POS. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed. We believe that our sales are driven by marketing and advertising as well as by creating fashionable designs. The decrease in our sales for the three months ended September 30, 2010 was primarily attributable to decreases in sales to distributors in Jiangxi, Zhejiang and Yunnan provinces due to their closing of counters and concessions. The increase in sales for the nine months ended September 30, 2010 was a result of our stronger sales results during the second quarter of 2010.

Since 2009, we have been devoting our marketing efforts in the northeastern provinces because of the market opportunities for our products in these provinces with high concentrations of second and third tier cities. We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via free standing store and store-in-store POS and not through counter and concession POS as we believe that free standing stores and store-in-stores strengthen our brand image with consumers. In this regard, our distributors have collectively closed more than 271 counters and concessions since March 31, 2010 in preparation of opening new free standing stores and store-in-stores. We anticipate that our distributors will open between 30 to 40 stand alone stores that reflect VLOV’s upscale brand image by December 31, 2010.

The following table sets forth the geographical breakdown of our net sales for the periods indicated:

	Three Month Periods Ended September 30,					Nine Month Periods Ended September 30,
	2009		2010			2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)					(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of net sales	$	% of net sales	Growth (Decline) in 2010 compared with 2009	$	% of net sales	$	% of net sales	Growth (Decline) in 2010 compared with 2009

Beijing	$641	4.6%	$616	4.7%	(3.9)%	$2,108	4.6%	$2,554	5.2%	21.2%
Zhejiang	2,440	17.6%	2,109	16.2%	(13.6)%	8,873	19.3%	7,836	16.0%	(11.7)%
Shandong	1,600	11.5%	1,525	11.7%	(4.7)%	5,119	11.2%	6,214	12.7%	21.4%
Jiangxi	1,465	10.6%	1,150	8.8%	(21.5)%	5,342	11.6%	4,099	8.4%	(23.8)%
Yunnan	1,404	10.1%	1,048	8.0%	(25.4)%	4,622	10.1%	3,960	8.0%	(14.3)%
Shanxi	1,001	7.2%	907	6.9%	(9.4)%	3,300	7.2%	3,395	6.9%	2.9%
Liaoning	1,135	8.2%	1,115	8.5%	(1.8)%	3,256	7.1%	4,387	8.9%	34.8%
Hubei	1,923	13.9%	1,671	12.8%	(13.1)%	6,205	13.6%	6,351	12.9%	2.4%
Henan	1,006	7.2%	844	6.5%	(16.1)%	3,328	7.3%	3,286	6.7%	(1.3)%
Guangxi	945	6.8%	869	6.7%	(8.04)%	3,101	6.8%	3,298	6.7%	6.4%
Sichuan	228	1.6	330	2.5%	44.7%	228	0.5%	2,103	4.3%	823.4%
Fujian	94	0.7%	879	6.7%	835.1%	341	0.7%	1,622	3.3%	375.7%
Total Net Sales	$13,882	100.0%	$13,063	100.0%	(5.9)%	$45,823	100.0%	$49,105	100.0%	7.2%

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of net sales.

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2009		2010		2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$13,882	100.0%	$13,063	100.0%	$45,823	100.0%	$49,105	100.00%
O.E.M. Finished Goods	8,124	58.5%	6,841	52.4%	26,798	58.5%	28,235	57.5%
Raw Materials	517	3.7%	632	4.8%	1,706	3.7%	1,198	2.4%
Labor	165	1.2%	-	-%	643	1.4%	333	0.7%
Overhead and Other Expenses	44	0.3%	170	1.3%	169	0.4%	152	0.3%
Total Cost of Sales	8,850	63.8%	7,643	58.5%	29,316	64.0%	29,918	60.9%
Gross Profit	$5,032	36.3%	$5,420	41.5%	$16,507	36.0%	$19,187	39.1%

We presently outsource 100% of our manufacturing to third parties, based on orders for our products that we receive from our distributors based on the clothing samples we design and create. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted our outsourcing to O.E.M. manufacturers. Our plan is continue outsourcing our manufacturing needs. O.E.M. finished goods cost, representing our purchase of finished products from the O.E.M. manufacturers, accounted for 52.4% and 57.5% of our sales for the three months and nine months periods ended September 30, 2010, respectively, compared to 58.5%  and 58.5% for the same periods in 2009, respectively.

Total cost of sales for the three months and nine months periods ended September 30, 2010 was $7,643,000 and $29,918,000, respectively, a decrease of 14.6% from $8,850,000 for the same three-month period in 2009, and a decrease of 0.4% from $29,316,000 for the same nine-month period in 2009, primarily due to increased production efficiency through outsourcing to O.E.M. manufacturers as well as lower sales in the third quarter of 2010. As a percentage of net sales, our cost of sales was 58.5% and 60.9% for the three months and nine months ended September 30, 2010 respectively, down slightly from 63.8% and 64.0% for the same three-month and nine-month periods in 2009, respectively. Consequently, gross margin as a percentage of net sales increased to 41.5% and 39.1% for the three months and nine months ended September 30, 2010, respectively, from 36.3% and 36.0% in the same periods in 2009, respectively. Our gross margin increased mainly due to increased production efficiency through outsourcing to O.E.M. manufacturers and a 5% price increase to our distributors.

The following table sets forth our net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended Septembere 30,
	2010				2009
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$616	$345	$271	44.0%	$641	$409	$232	36.2%
Zhejiang	$2,109	$1,180	$929	44.1%	$2,440	$1,555	$885	36.3%
Shandong	$1,525	$853	$672	44.1%	$1,600	$1,020	$580	36.3%
Jiangxi	$1,150	$643	$507	44.1%	$1,465	$934	$531	36.3%
Yunnan	$1,048	$586	$462	44.1%	$1,404	$895	$509	36.3%
Shaanxi	$907	$508	$399	44.0%	$1,001	$638	$363	36.3%
Liaoning	$1,115	$624	$491	44.0%	$1,135	$724	$411	36.2%
Hubei	$1,671	$935	$736	44.1%	$1,923	$1,226	$697	36.3%
Henan	$844	$472	$372	44.1%	$1,006	$641	$365	36.3%
Guangxi	$869	$486	$383	44.1%	$945	$602	$343	36.3%
Sichuan	$330	$185	$145	43.9%	$228	$146	$82	36.0%
Fujian	$879	$826	$53	6.0%	$94	$60	$34	36.2%
Total	$13,063	$7,643	$5,420	41.5%	$13,882	$8,850	$5,032	36.3%

	Nine Months Ended September 30,
	2010				2009
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$2,554	$1,543	$1,011	39.6%	$2,108	$1,348	$760	36.1%
Zhejiang	$7,836	$4,718	$3,118	39.8%	$8,873	$5,675	$3,198	36.0%
Shandong	$6,214	$3,751	$2,463	39.6%	$5,119	$3,274	$1,845	36.0%
Jiangxi	$4,099	$2,468	$1,631	39.8%	$5,342	$3,417	$1,925	36.0%
Yunnan	$3,960	$2,386	$1,574	39.8%	$4,622	$2,956	$1,666	36.1%
Shaanxi	$3,395	$2,045	$1,350	39.8%	$3,300	$2,111	$1,189	36.0%
Liaoning	$4,387	$2,645	$1,742	39.7%	$3,256	$2,083	$1,173	36.0%
Hubei	$6,351	$3,827	$2,524	39.7%	$6,205	$3,969	$2,236	36.0%
Henan	$3,286	$1,981	$1,305	39.7%	$3,328	$2,128	$1,200	36.1%
Guangxi	$3,298	$1,987	$1,311	39.8%	$3,101	$1,984	$1,117	36.0%
Sichuan	$2,103	$1,280	$823	39.1%	$228	$146	$82	36.0%
Fujian	$1,622	$1,287	$335	20.7%	$341	$225	$116	34.0%
Total	$49,105	$29,918	$19,187	39.1%	$45,823	$29,316	$16,507	36.0%

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine months Ended September 30,
	2009		2010		2009		2010
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$5,032	36.2%	$5,420	41.5%	$16,507	36.0%	$19,187	39.1%
Operating Expenses:
Selling Expenses	841	6.1%	1,399	10.7%	2,900	6.3%	5,442	11.1%
General and Administrative Expenses	520	3.7%	702	5.4%	1,573	3.4%	2,602	5.3%
Total	1,361	9.8%	2,101	16.1%	4,473	9.8%	8,044	16.4%
Income from Operations	$3,671	26.4%	$3,319	23.4%	$12,034	26.3%	$11,143	22.7%

Selling expenses for the three months ended September 30, 2010 increased by 66.3% to $1,399,000 as compared to the same period in 2009, and increased by 87.7% to $5,442,000 for the nine months ended September 30, 2010 as compared to for the same periods in 2009.   For the three months ended September 30, 2010, our selling expenses increased as a result of branding, marketing and advertising expenses. For the nine months ended September 30, 2010, the increase was mainly due to the expenses associated with our Fall 2010 preview held in May 2010 and to increased advertising costs. In order to increase our brand image and awareness, we anticipate that our selling expenses will continue to increase in absolute dollars as well as a percentage of sales. We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets in these regions.

General and administrative expenses increased by 35.0% from $520,000 for the three months ended September 30, 2009 to $702,000 for the same period in 2010, and increased by 65.5% from $1,573,000 for the nine months ended September 30, 2009 to $2,602,000 for the same period in 2010.  The increase was mainly due to the increase in expenses related to operating as a U.S. public company and $391,000 in liquidated damages accrued for the nine months ended September 30, 2010 from not having an effective registration statement registering the shares of common stock issued in connection with our fourth quarter 2009 financings, including the shares underlying the preferred stock and warrants issued in the financings. As we continue to further improve our operating infrastructure and incur expenses related to being a U.S. public company, we anticipate that our general and administrative expenses will continue to increase in absolute dollars as well as a percentage of total revenues.

Change in Fair Value of Derivative Liability

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009. These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges. During the three and nine months ended September 30, 2010, we recorded a gains of $992,000 and $817,000, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Income Tax Expenses

Income tax expense for the three months and nine months ended September 30, 2010 amounted to $884,000 and $2,992,000, respectively, compared to $922,000 and $3,183,000 for the same three-month and nine-month periods in 2009, respectively.  Our statutory income tax rate for 2010 is 25%, the same as in 2009.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the nine months ended September 30, 2010 and 2009 respectively.

Reconciliation of effective tax expense (in thousands):
	Three and Nine months Ended September 30,
	2010	2009

Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$2,993	$3,001
Tax effect of non-deductible expenses	(1)	182
Effective tax expense	$2,992	$3,183

Net Income

As a result of the foregoing, net income for the three months and nine months ended September 30, 2010 was $3,430,000 and $8,978,000, respectively, an increase of 25.3% from $2,737,000 for the same three-month period in 2009 and an increase of 1.7% from $8,822,000 for the same nine-month period in 2009.

Liquidity and Capital Resources

Net cash used in operating activities in the nine months ended September 30, 2010 was $3,352,000, compared with net cash provided by operating activities of $11,356,000 in the same period of 2009, a decrease of $14,739,000. This decrease was primarily attributable an increase in accounts receivable of $9,030,000 and an increase in trade deposits of $4,564,000. Our accounts receivable balance increased as some distributors paid later, but within trade terms. As of November 2, 2010, we collected all receivables that were aged over 60 days as of September 30, 2010. Our trade deposit balance increased as a result of engaging new suppliers that we expect to utilize over future periods.

Net cash used in investing activities was $3,027,000 in the nine months ended September 30, 2010, compared with $nil cash provided by investing activities in the same period of 2009. The net cash used in investing activities was mainly due to a time deposit balance made of $3,020,000 which matured on September 30, 2010 and was subsequently reinvested into a time deposit with a maturity date of March 31, 2011.

Net cash provided by financing activities was $2,343,000 in the nine months ended September 30, 2010, compared with net cash used in financing activities of $4,896,000 in the same period of 2009. This increase in net cash provided by financing activities was primarily due to repayment from a director of $2,409,000 on March 29, 2010. Additionally, dividends in the amount of $5,131,000 were declared and paid by Yinglin Jinduren to its equity owners during the nine months ended September 30, 2009 (prior to our share exchange transaction with PXPF in February 2009). No dividends have been declared or paid since, including during the nine months ended September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of $7,149,000, total current assets of $35,593,000 and current liabilities of $5,140,000, which is net of the $2,848,000 derivative liability.  The $2,848,000 derivative liability relating to our warrants will be allocated to equity when the warrants are exercised and eliminated when the warrants expire. The $2,848,000 derivative liability does not require a cash settlement. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. Our cash balance as of November 12, 2010 was $7,229,000.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations :

Total Indebtedness	$599	$599	$-

Operating Leases	142	18	124

Total Contractual Obligations:	$741	$617	$124

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Our current accounting staff continues to remain relatively inexperienced with respect to U.S. GAAP-based reporting and SEC rules and regulations, and will require additional training to be able to timely and properly account for complex transactions such as our sales of preferred stock, common stock and warrants in October, November and December 2009. As a result, the ability of our financial control environment to mitigate material misstatement from being prevented or detected remained lacking as of the evaluation date. In April 2010, the Company retained a CFO on a part-time basis to assist with the preparation of the Company’s financial statements in accordance with U.S. GAAP. Additionally, the Company engaged an outside consultant to assist with the valuation of the securities issued in connection with its fourth quarter 2009 financings. The Company looks to take such other steps as necessary to address the weakness in its accounting staff, the effectiveness of which will not be known until the Company performs a test in connection with management’s tests of internal control over financial reporting to be undertaken as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As of and for the nine months ended September 30, 2010, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, the Company issued an aggregate of 415,905 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 415,905 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing.

During the three months ended September 30, 2010, the Company also issued 1,750 shares of common stock to one investor in the Financing when this investor exercised the common stock purchase warrants issued to him in connection with the Financing. The exercise price of the warrants is $3.43 per share, and the Company received gross proceeds of $6,003 from such warrant exercise.

The foregoing shares of common stock were issued to these investors in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Reserved.

Item 5.	Other Information.

None

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)

3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)

3.4	Certificate of Correction filed on March 6, 2009 (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)

3.6	Bylaws (2)

3.7	Amendment to the Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)

4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)

4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (14)

10.1	Consulting Services Agreement (1)

10.2	Operating Agreement (1)

10.3	Equity Pledge Agreement (1)

10.4	Option Agreement (1)

10.5	Voting Rights Proxy Agreement (1)

10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)

10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)

10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)

10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)

10.10	Supplemental Agreement dated February 18, 2009 (8)

10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)

10.12	Bridge Loan and Financing Agreement dated June 11, 2008 (12)

10.13	Trademark License Contract for serial number 3871951 dated February 12, 2009 (12)

10.14	Trademark License Contract for serial number 3884844 dated February 12, 2009 (12)

10.15	Trademark License Contract for serial number 3884845 dated February 12, 2009 (12)

10.16	Trademark License Contract for serial number 4247545 dated February 12, 2009 (12)

10.17	Form of Securities Purchase Agreement dated February 13, 2009 (12)

10.18	Form of Securities Purchase Agreement dated February 12, 2009 (12)

10.19	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (13)

10.20	Director Offer Letter with Jianhui Wang dated June 1, 2010 (15)

10.21	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (14)

10.22	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated dated May 25, 2009 (14)

10.23	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (14)

10.24	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (14)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certifications pursuant to 18 U.S.C. Section 1350 *

32.2	Certifications pursuant to 18 U.S.C. Section 1350 *

99.1	Legal Opinion of Allbright Law Offices (13)

*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(13)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on October 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.

(15)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: November 15, 2010	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer