Form 10-K/A
period 2009-12-31
VLOV INC.
filed 2010-12-29
CIK 1388311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _________ _

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

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.2”) is being filed by VLOV, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (“Initial 10-K”) and the Company’s Amendment No. 1 of the Initial 10-K (“Amendment No. 1”) filed with the SEC on October 27, 2010.  This Amendment No.2 includes the revisions made to the Initial 10-K that were already included in Amendment No. 1, specifically: (i) amended the disclosures in the “Management’s Annual Report on Internal Controls over Financial Reporting” section under Item 9A, and (ii) amended and supplemented the disclosures in the “Business Experience Descriptions,” “Involvement in Certain Legal Proceedings” and “Section 16(a) of the Exchange Act” sections under Item 10.  This Amendment No. 2 also includes additional changes, as follows: (i) amended and supplemented the disclosures in the “Business” section under Item 1; (ii) amended and supplemented the risk factors disclosed under the section “Risk Factors” in Item 1A; (iii) amended and supplemented the disclosures in the “Overview,” “Critical Accounting Policies,” Results of Operations” and “Liquidity and Capital Resources” sections under Item 7; (iv) amended the disclosures under the section titled “Management’s Annual Report on Internal Control over Financial Reporting” under Item 9A; (v) additional revisions to the disclosures regarding the biographies of the Company’s directors in the section titled “Business Experience Descriptions” under Item 10; (v) amended and supplemented the discussions regarding executive compensation and the section titled “Employment Agreements” under Item 11; and (vi) amended and supplemented the discussions regarding related parties and related party transactions under Item 13 titled “Certain Relationships and Related Transactions and Director Independence.”

These changes were made, and this Amendment No. 2 is being filed in connection with, letters from the SEC dated September 20, 2010 and November 12, 2010 regarding Amendment No. 2 and Amendment No. 3 of the Company’s Registration Statement on Form S-1 (333-163803).  Except as required to reflect the changes noted above, this Amendment No. 2 does not reflect events occurring after the filing of the Initial 10-K on April 15, 2010, and no other information in the Initial 10-K is amended hereby.  Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K.  Accordingly, this Amendment No. 2 should be read in conjunction with the Initial 10-K, Amendment No. 1 and the Company’s filings with the SEC subsequent to the filing of the Initial 10-K.

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

We design and develop our apparel and clothing products in our production facility located in Yinglin in southeastern Fujian Province. Presently, we employ five (5) designers.  Our designers typically have a degree in fashion as well as other industry experience. Our designers are responsible for creating fall fashions and spring fashions for our various branded lines including, Richard Wu, VLOV and V9. After identifying our top sales products from the prior seasons, we review global fashion trends especially in Europe and Asia.  Then we decide on the overall theme, colors and materials to be used for our products.  Our designers then create sketches via Computer Aided Design (CAD) drawings.  Our technicians then prepare samples according to the designs.  After creating samples, these are inspected, amended, reviewed and/or approved by our head designer and, ultimately, by our CEO and Chairman, Mr. Wu.  Clothing samples are then made from these designs and shown to our distributors.  Our distributors then order product from these samples.

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

History and Corporate Structure

We were incorporated in Nevada on October 30, 2006, originally under the name “Sino Charter, Inc.”, with a principal business objective to provide internet-based flight charter booking for East Asia. Prior to share exchange transaction with PXPF described below, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Exchange Act.

On August 1, 2008, MMH Group, LLC (“MMH”) entered into a stock purchase agreement with Bradley Miller, who served as our sole director and officer since our incorporation date, to acquire from him 100,000 shares of our common stock (taking into account the reverse stock split described below).  The transaction closed on August 4, 2008, and concurrently with the closing, MMH sold 24,000 of the shares to Ancora Greater China Fund, L.P. (“Ancora”), and 56,000 of the shares to Pope Investments II, LLC (“Pope”), leaving MMH with 20,000 shares. MMH is owned by Matthew Hayden, who was our former sole director and officer prior to the share exchange transaction with PXPF described below.

On January 12, 2009, we effected a 1-for-100 reverse split of our common stock (the “Reverse Split”) by filing a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

On February 12, 2009, we entered into a securities purchase agreement with MMH, Ancora and Pope, pursuant to which we sold 102,800 shares of our common stock to MMH, 123,360 shares to Ancora and 287,840 shares to Pope. On February 13, 2009, we sold an additional 814,500 shares of our common stock to four purchasers.

On February 13, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with PXPF and its shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement (the “Exchange Transaction”), collectively held 100% of PXPF’s issued and outstanding share capital (the “BVI Shareholders”). On the Closing Date, we issued 14,560,000 shares of common stock to the BVI Shareholders in exchange for all of their equity interests in PXPF.  The BVI Shareholders became our controlling shareholders, PXPF became our wholly-owned subsidiary, and we acquired the business and operations of PXPF. Immediately prior to the Exchange Transaction, we had 1,454,421 shares of common stock outstanding, including 122,800 shares held by MMH, as well as 147,360 shares held by Ancora and 343,840 shares held by Pope. Immediately after the Exchange Transaction, we had 16,014,421 shares of common stock outstanding.  Immediately after the Exchange Transaction, we had 16,014,421 shares of common stock outstanding. In connection with the Exchange Transaction, we changed our name from “Sino Charter, Inc.” to “VLOV, Inc.” on March 4, 2009, to better reflect our business operations.

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

PXPF was incorporated in the British Virgin Islands on April 30, 2008.  PXPF was formed by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC.  Other than holding 100% of the equity interests in HK Dong Rong, PXPF has no operations of its own.

HK Dong Rong was incorporated on January 5, 2005 originally under the name Korea Jinduren (International) Dress Limited (“Korea Jinduren”). The company was set up by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC, and changed its name to HK Dong Rong on April 27, 2009. HK Dong Rong is wholly-owned by PXPF. Other than activities arising from its contractual arrangements with Yinglin Jinduren, HK Dong Rong has no other operations of its own.

On June 11, 2008, HK Dong Rong entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope Investments II LLC (“Pope”), Ancora Greater China Fund, LP (“Ancora,” and with Pope, collectively the “Bridge Loan Investors”) and MMH Group LLC (“MMH”). Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Exchange Transaction, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Exchange Transaction. The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Exchange Transaction total outstanding and issued common stock. Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive  shares of our common stock equal to 1% of our post-Exchange Transaction total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing. 174,500 shares of common stock were issued at the closing of the Exchange Transaction as the Bridge Loan Shares. Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required. On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors. The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010.

Yinglin Jinduren was organized in the PRC on January 19, 2002 and is owned by Qingqing Wu, our Chief Executive Officer, and his brother Zhifan Wu.  Yinglin Jinduren holds the government licenses and approvals necessary to operate our apparel business in China.  PRC law currently imposes certain restrictions on foreign ownership of PRC business entities. To comply with such foreign ownership restrictions, neither we, PXPF nor HK Dong Rong own any equity interests in Yinglin Jinduren, but control and receive the economic benefits of its business operations through contractual arrangements. Through HK Dong Rong, we have contractual arrangements with Yinglin Jinduren and its owners to obtain substantially the same control of and rights to Yinglin Jinduren that we would have had through direct acquisition of its equity interests. Through these contractual arrangements, we provide consulting and other general business operation services to Yinglin Jinduren, and also have the ability to substantially influence its daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, we are able to control Yinglin Jinduren and to receive, through a service fee earned by HK Dong Rong, all of the net income of Yinglin Jinduren, although we have generally allowed such amounts to be retained by Yinglin Jinduren to support its operations.  Our contractual agreements are silent as to the sharing of losses in the event that Yinglin Jinduren incurs losses in any period.  As a result, in the event Yinglin Jinduren incurs losses, we would expect to absorb such losses through our inability to collect the accumulated net income due to us.

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million. China Dong Rong, which currently conducts no business activities, is deemed to be a wholly foreign owned enterprise, or WFOE, as its direct parent company, HK Dong Rong, is not a PRC company. $4 million of the registered capital has been funded, with the balance to be funded within two years from the incorporation date. It is our present intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong for no consideration in the first quarter of 2011.  Such transfer will provide us with direct control over our operating assets, which we currently control through the contractual arrangements with Yinglin Jinduren and its owners as described below. The Company intends to exit from the contractual arrangements with Yinglin Jinduren upon at the time of or immediately following the completion of this transfer.  .  The Company is still in the process of working on the transfer with PRC authorities and thus such transfer has not been completed and China Dong Rong currently conducts no business activities.

Contractual Arrangements with Yinglin Jinduren and its Owners

Our relationships with Yinglin Jinduren and its owners, Qingqing Wu and his brother Zhifan Wu, are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Yinglin Jinduren. In the opinion of Allbright Law Offices, our PRC counsel, rendered in connection with the Exchange Transaction: (a) each of PXPF, HK Dong Rong and Yinglin Jinduren are duly established and validly existing under the laws of its place  of establishment, and has the requisite corporate power to conduct its business; (b) the contractual arrangements constitute valid and binding obligations of the parties of such agreements; (c) each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC; (d) no approval from or filing with any PRC governmental body is required in connection with the entry and performance of the contractual arrangements; and (e) under Chinese laws, each of HK Dong Rong and Yinglin Jinduren is an independent legal entity and neither of them is exposed to liabilities incurred by the other party.  The foregoing opinion, which also describes the corporate history of each of PXPF, HK Dong Rong and Yinglin Jinduren immediately prior to the Exchange Transaction, is based on documents provided by PXPF and search result from the PRC Companies Registry, the genuineness, completeness, accuracy and validity of which are assumed by Allbright Law Offices, and is limited to interpretation of all such documents based on PRC laws and regulations which Allbright Law Offices believed were applicable at the time the opinion was rendered.

On December 28, 2005, HK Dong Rong) entered into the following contractual arrangements with Yinglin Jinduren and its owners:

Consulting Services Agreement .  Pursuant to the exclusive consulting services agreement between HK Dong Rong and Yinglin Jinduren, HK Dong Rong has the exclusive right to provide to Yinglin Jinduren general consulting services relating to the management and operations of Yinglin Jinduren’s apparel business (the “Services”). Additionally, HK Dong Rong owns any intellectual property rights developed through the Services provided to Yinglin Jinduren. During the term of this agreement, Yinglin Jinduren’s operational incomes are deposited into a bank account designated by HK Dong Rong. Yinglin Jinduren is obligated to pay a quarterly consulting service fee in Renminbi (“RMB”) to HK Dong Rong that is equal to all of Yinglin Jinduren’s net income for such quarter, based on a financial report certified by Yinglin Jinduren’s chief financial officer and delivered to HK Dong Rong within 45 days after the end of such quarter. In addition to such quarterly reports, Yinglin Jinduren is also obligated to report its monthly financial results and business conditions to HK Dong Rong, as well as provide its annual audited accounts within 90 days of the fiscal year end. Yinglin Jinduren is also obligated to maintain accurate books and records of its business activities and transactions, and to make all such information available to HK Dong Rong.  In the event of a breach by Yinglin Jinduren of the foregoing or other obligations under this agreement, HK Dong Rong is entitled to all remedies under PRC law, including recovery of direct and indirect losses as well as legal fees. The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) the other party causes a material breach of this agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) HK Dong Rong terminates its operations; (d) Yinglin Jinduren’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement.  Additionally, HK Dong Rong may terminate the consulting services agreement without cause. Any dispute arising from this agreement that the parties cannot resolve must be submitted for arbitration before the China International Economic and Trade Arbitration Commission.

Because all of our business operations are conducted by Yinglin Jinduren, we have generally allowed Yinglin Jinduren to retain its net income in the PRC in order to support its operations. Additionally, Yinglin Jinduren was allowed to declare dividends, which dividends were declared and paid to Yinglin Jinduren’s owners prior to the Exchange Transaction. Thus, immediately prior to the Exchange Transaction, Yinglin Jinduren declared and paid the equivalent of $5,131,000 in RMB as dividends to Mr. Wu and his brother.  However, Yinglin Jinduren has not declared or paid any dividend since the Exchange Transaction and will not do so in the future.

Additionally, under applicable PRC regulations, Yinglin Jinduren is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or RMB 5,000,000 (based on its registered capital of RMB 10,000,000).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  At December 31, 2009, Yinglin Jinduren’s statutory reserves were fully funded, and its total accumulated net income distributable to HK Dong Rong on such date was $6.173 million, which amount is reflected as retained earnings on our consolidated balance sheets as of December 31, 2009 included in this Form 10-K.

Operating Agreement ..  Pursuant to the operating agreement among HK Dong Rong, Yinglin Jinduren and the owners of Yinglin Jinduren who collectively hold 100% of the outstanding equity interests of Yinglin Jinduren, HK Dong Rong provides guidance and instructions on Yinglin Jinduren’s daily operations, financial management and employment issues.  The owners of Yinglin Jinduren must designate the candidates recommended by HK Dong Rong as their representatives on Yinglin Jinduren’s board of directors.  HK Dong Rong has the right to appoint senior executives of Yinglin Jinduren.  In addition, HK Dong Rong has the right, but not the obligation, to guarantee the performance of Yinglin Jinduren under any agreements or arrangements relating to Yinglin Jinduren’s business arrangements with any third party.  Yinglin Jinduren, in return, agrees to pledge its accounts receivable and all of its assets to HK Dong Rong.  Moreover, Yinglin Jinduren agrees that without the prior consent of HK Dong Rong, Yinglin Jinduren will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Yinglin Jinduren, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.  The term of this agreement is the maximum period of time permitted by law unless sooner terminated by any other agreements reached by all parties or upon a 30-day written notice from HK Dong Rong.  The term may be extended only upon HK Dong Rong’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.  We have been advised by our PRC counsel that there is no current PRC regulation mandating the maximum length of term permissible for such agreement.

Equity Pledge Agreement .   Under the equity pledge agreement between the owners of Yinglin Jinduren and HK Dong Rong, the stockholders of Yinglin Jinduren pledged all of their equity interests in Yinglin Jinduren to HK Dong Rong to guarantee Yinglin Jinduren’s performance of its obligations under the consulting services agreement.  If Yinglin Jinduren or its owners breach their respective contractual obligations, HK Dong Rong, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests.  The owners of Yinglin Jinduren also agreed, that upon occurrence of any event of default, HK Dong Rong shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by HK Dong Rong to accomplish the purposes of the equity pledge agreement.  The owners of Yinglin Jinduren agreed not to dispose of the pledged equity interests or take any actions that would prejudice HK Dong Rong’s interest.  The equity pledge agreement will expire two years from the fulfillment of Yinglin Jinduren’s obligations under the consulting services agreement.

Option Agreement .   Under the option agreement between the owners of Yinglin Jinduren and HK Dong Rong, the owners irrevocably granted HK Dong Rong or its designee an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Yinglin Jinduren for the cost of the owners’ initial contributions to Yinglin Jinduren’s registered capital or the minimum amount of consideration permitted by applicable Chinese law.  HK Dong Rong or its designee has sole discretion to decide when to exercise the option, whether in part or in full.  The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement .   Pursuant to the proxy agreement between HK Dong Rong and the owners of Yinglin Jinduren, the owners agreed to irrevocably grant a designee of HK Dong Rong with the right to exercise the owners’ voting and other rights, including the rights to attend and vote at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and Yinglin Jinduren’s governing charters comprising of its Articles of Association (the “Articles”).  Under the Articles, shareholders have the power to (a) approve the company’s business, budget, accounting, profit distribution and loss allocation plans, (b) appoint or remove the company’s senior executives and determine their compensations, (c) increase or decrease the company’s registered capital, (d) approve the issuance of debt obligations, (e) approve the company’s merger, division, dissolution or liquidation, and (f) amend the Articles. Additionally, a shareholder holding at least one tenth of the company’s total voting rights may call for a shareholders’ meeting.  The proxy agreement may not be terminated without the unanimous consent of all parties, except that HK Dong Rong may terminate the proxy agreement with or without cause upon 30-day written notice to the owners.

As a result of the these contractual arrangements between HK Dong Rong and Yinglin Jinduren and its owners, we have the ability to effectively control Yinglin Jinduren’s daily operations and financial affairs, appoint senior executives and decide on all matters subject to owners’ approval. In other words, while Mr. Wu and his brother continue to own 100% Yinglin Jinduren’s equity interests, they have given us all of their rights as owners through these contractual arrangements. Accordingly, we are considered the primary beneficiary of Yinglin Jinduren and Yinglin Jinduren is deemed our variable interest entity (“VIE”).

However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Yinglin Jinduren, as we will need to enforce our rights through quasi-judicial proceeding in the event Yinglin Jinduren fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Yinglin Jinduren. Please see “Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership ”   in the “Risk Factors” section beginning on page 22 of this Form 10-K. Our chief executive officer, Mr. Qingqing Wu, holds approximately 57.57% of our issued and outstanding common stock as of the date of April 6, 2010 and is also the majority owner of Yinglin Jinduren (65.91%), along with his brother Mr. Zhifan Wu (34.09%), who previously served on our board of directors.  As such, we believe that our interests are aligned with those of Yinglin Jinduren and its owners.  However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Yinglin Jinduren if and when such interests are no longer aligned. Please see “Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.” in the “Risk Factors” section beginning on page 23 of this Form 10-K.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

(1)
Through the Exchange Transaction, we became the parent company of PXPF, thereby enabling Yinglin Jinduren, through PXPF and HK Dong Rong, to raise capital in the United States. Our management includes: Mr. Qingqing Wu as Chairman and Chief Executive Officer, Mr. Bennet P. Tchaikovsky as Chief Financial Officer, and Dr. Jianwei Shen, Mr. Yuzhen Wu, Ms. Ying Zhang and Mr. Jianhui Wang as members of the board of directors. As of April 6, 2010: Mr. Qingqing Wu owns approximately 57.57% of our issued and outstanding common stock; Mr. Bennet P. Tchaikovsky, Dr. Jianwei Shen, Mr. Yuzhan Wu, Ms. Ying Zhang and Mr. Jianhui Wang do not own any shares of common stock.

(2)
PXPF was formed by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC. The management of PXPF is comprised of Mr. Qingqing Wu as its sole Director.  We are the sole shareholder of PXPF.

(3)
HK Dong Rong was formed by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC.  The management of HK Dong Rong is comprised of Mr. Qingqing Wu as Chairman and Mr. Lileng Lin as Director. PXPF is the sole shareholder.

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

Financing Transactions

Preferred Shares Financing
In November 2009, we sold and issued an aggregate of 2,796,721 shares of our series A convertible preferred stock, par value $0.00001 per share (the “Preferred Shares”) to 57 accredited investors (collectively the “Preferred Shares Purchasers”) at $2.86 per share for an aggregate purchase price of approximately $8.00 million, and issued to them warrants (the “Warrants”) to purchase up to 1,398,360 shares of common stock, par value $0.00001 per share, for no additional consideration. The transaction was pursuant to a securities purchase agreement that we entered into with these selling security holders. There were two closings, the first on October 27, 2009, for gross proceeds of approximately $4.14 million (the “Initial Closing”), and the second on November 17, 2009, for gross proceeds of approximately $3.86 million (the “Final Closing”).

The securities purchase agreement includes customary representations and warranties by each party thereto. We are required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants with the SEC for resale by the Preferred Shares Purchasers within 30 days after the Final Closing and to have the registration statement declared effective within 90 days thereafter (or 150 days if the registration statement receives full review). If the registration statement is not timely filed or declared effective, we will be subject to liquidated damages of 1% of the Preferred Shares Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods. Additionally, we agreed to use our best efforts, within 180 days of the Final Closing, to: (a) hire a bilingual chief financial officer, (b) have a majority of independent directors on our board of directors, and (c) establish an audit, compensation and nominating committees. We further agreed to use our best efforts to cause our common stock to be qualified for listing on either the Nasdaq Capital Market or the NYSE Amex Equities (each a “Senior Listing”).

The Preferred Shares are convertible into common stock at $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert upon a Senior Listing. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”). The Preferred Shares are entitled to participate in any dividends declared and paid on our common stock on an as-converted basis. Preferred Shares holders are also entitled to notice of any stockholders’ meeting and shall vote together with common stock holders on an as-converted basis.  Additionally, as long as any Preferred Shares are outstanding, we cannot, without the affirmative vote of the holders of a majority of the then outstanding shares of the Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend our charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

Each Warrant entitles its holder to purchase one share of common stock at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. We are also entitled to call the Warrants for cancellation of the Warrants if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The conversion price of the Preferred Shares and the exercise price of the Warrants are subject to anti-dilution adjustments in the event that we issue additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price (other than shares issued to our officers, directors, employees or consultants pursuant to any stock or option plan duly adopted by a majority of our non-employee directors, or issued upon the conversion or exercise of any securities outstanding as of the Closing Date, or for acquisitions or strategic transactions approved a majority of our directors). The conversion and exercises prices are also subject to customary adjustments such as any stock dividend, stock split, reverse stock split or other similar transaction.

In connection with the securities purchase agreement, certain of our shareholders entered into a Lock-up Agreement (the “Lock-up Agreement”) whereby they agreed not to offer, sell, or other dispose of (a) 50% of their shares of common stock for nine months from the Initial Closing, and (b) the remaining 50% of their shares of common stock for twelve months from the Initial Closing.

In connection with the Financing, the Company agreed to place $150,000 of the gross proceeds from the Financing and Warrants to purchase up to 300,000 shares of common stock in an escrow account to be expended for investor relations, pursuant to the terms of an escrow agreement (the “Escrow Agreement”).

Gilford Securities Incorporated (the “Placement Agent”) acted as the placement agent in connection with the Financing. For its services, the Placement Agent received a cash fee equal to 1% of the aggregate purchase price of the Preferred Shares issued in the transaction. The Placement Agent also received 9,675 Preferred Shares and Warrants to purchase up to 15,912 shares of common stock.

Common Shares Financing

On December 1, 2009, we entered into a securities purchase agreement with 17 accredited investors (collectively the “Common Shares Purchasers”) pursuant to which we agreed to issue and sell up to 699,301 shares of our common stock (the “Common Shares”) to accredited investors at $2.86 per share for an aggregate purchase price of up to $2,000,000.86, and to issue Warrants to purchase up to 349,651 shares of our common stock for no additional consideration. At the closing on December 1, 2009, we issued to the Common Shares Purchasers 653,534 Common Shares and Warrants to purchase up to 326,767 shares of common stock for gross proceeds of approximately $1.87 million.

The securities purchase agreement includes customary representations and warranties by each party thereto. We are required to include the Common Shares and the common stock underlying the Warrants issued to the Common Shares Purchasers in the registration statement that we are filing for the Preferred Shares Purchasers, and to have the registration statement declared effective within 90 days of the filing of such registration statement (or 150 days if the registration statement receives full review). If the registration statement is not timely filed or declared effective, we will be subject to liquidated damages of 1% of the Common Shares Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods.

Other than their issuance date, the Warrants issued to the Common Shares Purchasers are identical to those issued to the Preferred Shares Purchasers, and entitle their holders to purchase one share of common stock at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years.

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

Our Distribution Channel and Customers

We do not engage directly in retail sales of our products; rather, we sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement. Presently, we have distribution agreements with 12 distributors as follows:

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

* Based on an average exchange rate of 1RMB = 0.14661 USD for the year ended December 31, 2009, as quoted on www.oanda.com ..
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

Our goal is to provide stylish, fashion-forward clothing, to our target customer, the male Chinese consumer aged 20 to 45. To achieve this goal, we must maintain our brand image and make our brand more exclusive. We, along with our distributors, believe that certain types of POS (counters and concessions) lessen our overall brand value. Accordingly, since the beginning of this year, our distributors have closed over 200 counters and concessions. Conversely, we believe that certain POS, mainly stand-alone stores, enhance brand value. Thus, our distributors plan to open 30 to 40 stand-alone locations by the end of this year. To date, our distributors have been willing to make such investments because we have increased our marketing budget significantly as a percentage of our revenue and because of our ability to produce clothing that we believe is reflective of our brand image. Ultimately, our goal is for our distributors to move towards stand-alone stores as this will continue to enhance our brand value amongst our target consumer base.

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

We do not force product upon our distributors. Rather, we create sample products for our distributors to select from. The distributors select the products that they believe will best sell at their POS. We believe that having the distributors select the products for their POS also decreases the likelihood of product returns substantially.

We are constantly looking for new distributors. We select distributors based on a range of criteria which we consider important for the operation of the overall V·LOV retail distribution network’s goal of providing cutting edge casual wear POS. We do not require our distributors to have any minimum number of years of relevant experience. We assess the suitability of a distributor candidate based on, but not limited to, the following:

•	the relevant experience in the management and operation of casual wear retail locations;
•	the ability to develop and operate a network of retail locations in its designated sales region;
•	the perceived ability to meet our sales targets;
•	the suitability of its POS locations and size; and
•	overall creditworthiness.

We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon the distributor meeting certain criteria.  We set guidelines for our distributors in respect of the location, store layout and product display of their V·LOV POS.  We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via free standing store and store-in-store POS and not through counter and concession POS as we believe that free standing stores and store-in-stores strengthen our brand image with consumers. We anticipate that our distributors will open between 30 and 40 stand alone stores that reflect VLOV’s upscale brand image by December 31, 2010.  We allow our distributors to use authorized third-party retail store operators to operate V·LOV POS.  Distributors must obtain our prior written approval before appointing such retail store operators.

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

Our Suppliers and Manufacturers

Although we have our own manufacturing capacity at our Yinglin facility, the most important function of that facility is to support our research and development department in sample and prototype designs and other research and development activities. Instead, we currently outsource approximately 80% to 90% of our manufacturing to independent third-party factories as a part of our overall sourcing strategy. Outsourcing work allows us to maximize production flexibility while managing capital expenditures and the costs of maintaining what would otherwise be a massive workforce.

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

In 2009, two suppliers accounted for 10% or more of our total supply purchases for our own production: Zhongshan Luzhicheng Garment Co., Ltd. for 11.46% and Shishi City Jiexing Apparel Industry Development Co., Ltd. for 11.50%. The same suppliers accounted for 15.31% and 38.17% of total supply purchases, respectively, in 2008. To date, we have not experienced any significant difficulty in purchasing raw materials or finished products.

Our Sales and Marketing

The strength of the V·LOV brand name and image is not only contributable to our ability to design and produce trendy and high quality apparel, it is also largely dependent on the skill of our sales and marketing team to promote our products to our target consumers. We currently have 44 sales and marketing staff.  Our sales and marketing director is in charge of four departments: sales, marketing, strategic planning and logistics.

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

Production and Quality Control

We are committed to designing and manufacturing high quality garments.  We have implemented strict quality control and craft discipline systems to ensure that our products meet certain quality and safety standards, which include:

•	evaluate customers to make sure we produce middle to high-end products only;
•	evaluate suppliers to make sure the raw materials could meet our standards;
•	Inspect the manufacturing process and fabric quality by our trained employees;
•	run routine checks on the fabrics for flammability, durability, chemical content, static properties, color retention and various other properties in our advanced testing center; and
•	audit the final products before products are delivered.

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

In addition, we work closely with our distributors so that they understand our testing and inspection process.  Due to our strict quality control and testing process, we have not undergone any product or merchandise recalls, and we generally do not receive any significant requests by our distributors to return finished goods. Product returns have not resulted in material operating expenses historically.

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

Competition

The fashion apparel industry is quite competitive in China, including brand names and companies of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than us.  Nevertheless, we have been in the high fashion apparel business since 2004 and believe that we have earned a reputation for producing high fashion and high quality products and at competitive prices, with excellent customer service.

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

Currently, there are several companies in China that we consider to be direct competitors, including both state-owned and private companies of different sizes.  Some of our local competitors include Fairwhale and Cabbeen.  International brands such as G-STAR and jack.jones are also competing in the same space as V·LOV.

Intellectual Properties and Licenses

We presently have 19 trademarks registered with the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (the “PRC Trademark Office”), which are issued for a period of 10 years.

Additionally, we have trademark license contracts with Mr. Qingqing Wu, our chief executive officer, pursuant to which he has irrevocably and perpetually granted us, for no consideration, the right to use four trademarks currently registered in his name with the PRC Trademark Office. These trademarks were intended to be transferred to Yinglin Jinduren for no consideration prior to the Exchange Transaction, and the license contracts were entered into because the transfers could not be timely completed. Mr. Wu is in the process of transferring the trademarks to us for no consideration, although such transfers have not been completed as of the date of this prospectus. To date, we have not used these trademarks.

Our trademark and other intellectual property rights are important to our success and competitive position.  We take all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the PRC Trademark Office to protect our intellectual property, our marketing team also diligently conducts market research and patrols our POS stores and other marketplaces to ensure that our intellectual property rights are not being violated. In the event of any infringement upon our intellectual property rights, we will pursue all available legal rights and remedies.

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

Enterprise Taxation

Pursuant to the PRC Enterprise Income Tax Law (the "New Tax Law") passed by the Tenth National People's Congress on 16 March 2007, the new PRC income tax rates for domestic and foreign enterprises are unified at 25% effective January 1, 2008. The enactment of the New Tax Law is not expected to have any significant financial effect on the amounts accrued in the balance sheet in respect of taxation payable and deferred taxation.

Value Added Tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994 and was amended effective January 1, 2009.  Under these regulations, as amended, and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

A company or enterprise which causes environmental pollution and discharges other polluting materials which endanger the public is required to implement environmental protection methods and procedures into its business operations. This may be achieved by setting up a system of accountability within the company’s business structure for environmental protection; adopting effective procedures to prevent environmental hazards such as waste gases, water and residues, dust powder, radioactive materials and noise arising from production, construction and other activities from polluting and endangering the environment. The environmental protection system and procedures should be implemented simultaneously with the commencement of and during the operation of construction, production and other activities undertaken by the company. Any company or enterprise which discharges environmental pollutants should report and register such discharge with relevant bureaus of environmental protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit.

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

Fluctuations in our sales may also result from a number of other factors including:

•	the timing of our competitors’ launch of new products;
•	consumer acceptance of our new and existing products;
•	changes in the overall clothing industry growth rates;
•	economic and demographic conditions that affect consumer spending and retail sales;
•	the mix of products ordered by our distributors;
•	the timing of the placement and delivery of distributor orders; and

•	variation in the expenditure necessary to support our business.

As a result, we believe that comparisons of our operating results between any interim periods may not be meaningful and that these comparisons may not be an accurate indicator of our future performance.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of December 31, 2009:

	Number of Employees	% of Employees
Production Development	253	66.23%
Sales & Marketing and Quality Assurance	53	13.87%
Production Management	24	6.28%
Purchasing	6	1.57%
Finance	9	2.36%
Management & Administration	14	3.67%
Research & Development	23	6.02%

TOTAL	382	100%

We believe we are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs . Because garment manufacturing is a labor-intensive business, we outsource most of our manufacturing to contract manufacturers. We rely on in-house skilled labor and talents to design, develop and sell our products.  Generally, we offer one to three months of training to new workers to better understand our brand and improve their relevant skills during the training period.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

Working Conditions and Employee Benefits .  We believe in the importance of maintaining our social responsibilities, and we are committed to providing employees with a safe, clean, comfortable working environment and accommodations. Our employees also are entitled to time off during public holidays. In addition, we frequently monitor contract manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We believe we are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government. We strictly comply with the Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

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

We face intense competition in the apparel industry from other established companies both in China and other countries.  A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do.  Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production, better adapt to changes in consumer preferences or retail requirements, devote greater resources to the marketing and sale of their products, and more quickly develop new products.  In addition, new companies may enter the markets in which we compete, further increasing competition in the industry.  As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumer’s needs.

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

We outsource a majority of our manufacturing needs to, and purchase finished goods from, O.E.M. manufacturers, who supply their own raw materials. For our own production, we purchase raw materials directly from local fabric and accessory suppliers.  We may also import specialty fabrics to meet specific customer requirements.  The prices we charge for our products are dependent in part on the market price for raw materials used to produce them.  The price, availability and quality of the raw materials for our products may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors.  Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

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

We place orders with our O.E.M. manufacturers for most of our products when we receive all of our customers’ orders.  We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

We source a majority of our products from independent O.E.M. manufacturers who supply their own raw materials. As a result, we must locate and secure production capacity. We depend on these manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our O.E.M. manufacturers, who generally may unilaterally terminate their relationship with us at any time.

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

We do not engage in any retail sales. Instead, we sell our products to our distributors who, in turn, sell them at the POS that they operate. As a result, financial difficulties of our distributors could result in their reduced purchases from us, which in turn could detrimentally affect our revenues. We sell to certain distributors on open account with 60 to 90 day payment terms, but these arrangements are not always possible. We presently have 12 distributors, all of which we have had a business relationship for more than one year. The Company performs individual evaluation of each distributor who request credit terms. Such evaluation focuses on the distributor’s payment history and ability, and takes into account such distributor’s specific operational history, background and other relevant information as well as the economic and market environment in which the distributor operates. Thus, we have historically avoided credit exposure due to the financial instability of our distributors; however, while management believes that we will continue to be able to do so, there is no assurance that we will always be able to do so.

The loss of our chief executive officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our chief executive officer, Mr. Qingqing Wu, and other key management personnel.  Mr. Wu spends all of his working time on our Company's business, including as our Chief Designer, a role previously occupied by Mr. Fengfei Zeng. It may be difficult to find qualified individuals to replace Mr. Wu or other key management personnel if we were to lose any one or more of them. The loss of Mr. Wu or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.  Furthermore, most members of our design team are not currently under contract.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for denim and related apparel, and accessories delivery date delays, and the timing of new POS openings.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control.  For example, sales of our products have historically been somewhat seasonal in nature with the strongest sales generally occurring during the Chinese New Year holiday in early spring, Labor Day holiday in early May, summer months, and National Day holiday in early October.  Delays in scheduling or delivery of products by our distributors could negatively impact our net sales and results of operations for any given quarter.  The timing of new POS openings by our distributors and the amount of revenue contributed by such new POS could also impact our net sales and results of operations for any given quarter.  As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year.  Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

We depend on our distributors for our sales. A significant adverse change in our relationship with a distributor or in a distributor’s performance or financial position could harm our business and financial condition.

Presently we have distribution agreements with 12 distributors. For the year ended December 31, 2009, four of our distributors each accounted for 10% or more of our total net sales, or 54.58% of our total net sales in the aggregate. A decision by a major distributor, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. In addition, although we have long-standing relationships, we do not have long term contracts with any of our distributors. We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon satisfying certain criteria.

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

We must attract more consumers within our targeted profile to our brand.

Our current products are weighted towards Chinese male consumers 15 to 34 years of age. If we are not successful in attracting consumers within our demographic profile to our brand, our results of operation and our ability to grow will be adversely affected.

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

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Yinglin Jinduren and its owners, as well our ability to enforce our rights thereunder) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 requires us to register with the relevant government authority the security interests on the equity interests in Yinglin Jinduren granted to us under the equity pledge agreements that are part of the contractual arrangements. As we have not completed such registration, we may not be able to enforce the security interests granted under the equity pledge agreements.

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

If we, HK Dong Rong or Yinglin Jinduren are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of Yinglin Jinduren and/or voiding the contractual arrangements;

•	discontinuing or restricting the operations of Yinglin Jinduren;

•	imposing conditions or requirements with which we or HK Dong Rong or Yinglin Jinduren may not be able to comply;

•	requiring us to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

•	imposing fines or other forms of economic penalties.

As all of our business operations are conducted by Yinglin Jinduren to which we have no direct ownership, the imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.

We have no equity ownership interest in Yinglin Jinduren, and rely on contractual arrangements to control and operate the company and its businesses. We cannot assure you that the owners of Yinglin Jinduren will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Yinglin Jinduren could fail to take actions required for our business despite its contractual obligation to do so. If Yinglin Jinduren fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before The China International Economic and Trade Arbitration Commission (CIETAC). To initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance. Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Yinglin Jinduren of the proceeding. Yinglin Jinduren will have 45 days from the receipt of such notice to prepare its statement of defense. While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations. Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese. As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Yinglin Jinduren and thus our operating business, which will materially and adversely affect our business, financial conditions and results of operations.

Because we rely on the consulting services agreement with Yinglin Jinduren for our revenue, we would have no or minimal operations and assets if this agreement is terminated, which will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between HK Dong Rong, our indirect wholly owned subsidiary, and Yinglin Jinduren. As a result, we currently rely entirely for our income on the fees we earn from Yinglin Jinduren pursuant to the consulting services agreement which forms a part of the contractual arrangements. The consulting services agreement may be terminated by written notice of HK Dong Rong or Yinglin Jinduren in the event that: (a) Yinglin Jinduren causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) HK Dong Rong terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, HK Dong Rong may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Yinglin Jinduren, the termination of the consulting services agreement would not only sever our ability to continue receiving payments from Yinglin Jinduren under our current holding company structure, but Yinglin Jinduren, through which all of our operations are currently conducted, would no longer be our operating business, thereby leaving us with no or minimal operations and assets. Although we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on payments from Yinglin Jinduren for our income, and any limitation on the ability of Yinglin Jinduren to make such payments to us or on our ability to take such payments could have a material adverse effect on our financial condition, results of operations and prospects.

We are a holding company, and rely principally on payments from Yinglin Jinduren under the consulting services agreement for our income. If Yinglin Jinduren incurs debt in its own name in the future, the instruments governing such debt may restrict its ability to make payments to us. In addition, under the PRC Enterprise Income Tax Law (the “EIT Law”), an enterprise established outside of the PRC but whose management body is within the PRC may be classified as a “resident enterprise” for income tax purposes. As such, if we are deemed a "resident enterprise," a determination currently made on a case-by-case basis by the PRC tax authority, and if the payments that we receive from Yinglin Jinduren under the consulting services agreement are deemed dividends, we may be subject to a 10% income tax.  If this should happen or if Yinglin Jinduren’s ability to make payments to us is otherwise restricted, our income could be reduced significantly so as to materially and adversely affect our financial condition, results of operations and prospects.

Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Qingqing Wu, our chief executive officer, is also the chairman of Yinglin Jinduren and owns 65.91% of its equity ownership interests. Conflicts of interests between their respective duties to our company and Yinglin Jinduren may arise. As our directors and executive officers, they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and Yinglin Jinduren.  We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor.  For example, they may determine that it is in Yinglin Jinduren’s interests to sever the contractual arrangements with HK Dong Rong, irrespective of the effect such action may have on us.  Because Yinglin Jinduren is our sole operating business we derive our income entirely from the contractual arrangements, we would have no or minimal operations and assets if the contractual arrangements are severed.  In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Yinglin Jinduren is obligated to remit to us under the consulting services agreement.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and except for our CFO all of our officers and directors reside outside the United States.

Although we are incorporated in Nevada, we conduct substantially all of our operations in China through Yinglin Jinduren.  Other than our CFO, all of our officers and directors reside outside the United States and some or all of the assets of those persons are located outside of the United States.  As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise.  Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

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

 The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, as well as a significant portion of our financial assets. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollar, as U.S. dollar is our reporting currency.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the  fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Our goal is to provide stylish, fashion-forward clothing, to our target customer, the male Chinese consumer aged 20 to 45. To achieve this goal, we must maintain our brand image and make our brand more exclusive. We, along with our distributors, believe that certain types of POS (counters and concessions) lessen our overall brand value. Accordingly, since the beginning of this year, our distributors have closed over 200 counters and concessions. Conversely, we believe that certain POS, mainly stand-alone stores, enhance brand value. Thus, our distributors plan to open 30 to 40 stand-alone locations by the end of this year. To date, our distributors have been willing to make such investments because we have increased our marketing budget significantly as a percentage of our revenue and because of our ability to produce clothing that we believe is reflective of our brand image. Ultimately, our goal is for our distributors to move towards stand-alone stores as this will continue to enhance our brand value amongst our target consumer base.

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

We also have a wholly-owned PRC subsidiary through HK Dong Rong called Dong Rong (China) Co., Ltd. (“China Dong Rong”). It is our present intention and that of the equity owners of Yinglin Jinduren to transfer all of the business operations currently conducted by Yinglin Jinduren to China Dong Rong for no consideration in the first quarter of 2011.  The Company intends to exit from the contractual arrangements with Yinglin Jinduren upon at the time of or immediately following the completion of this transfer. The Company is still in the process of working on the transfer with PRC authorities and thus such transfer has not been completed and China Dong Rong currently conducts no business activities.

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

Net Sales

Sales were $64,343,000 for the year ended December 31, 2009 compared with $51,867,000 for 2008, an increase of $12,476,000 or 24%.  We generate revenue primarily from the sales of our apparel products to our distributors, who retail them throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, free standing stores and store-in-stores. We design and create samples, which are presented to our distributors at our biannual previews for their selection and purchase based on what they believe will sell most effectively in their POS. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed. We believe that our sales are driven by marketing and advertising as well as by creating fashionable designs. We do not own or operate any V·LOV retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. The increase in our sales was primarily attributable to our marketing efforts and the increase in the number of POS in our distributors’ retail sales network, from 689 in 2008 to 742 in 2009.

The following table sets forth the geographical breakdown of our total net sales revenue the periods indicated:

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

Selling expenses were $4,604,000 in 2009, compared with $3,547,000 in, an increase of $1,057,000 or 29.80%.  The increase was mainly due to a $495,000 increase in promotional and advertising expenses, from $2,684,000 for 2008 to $3,179,000 for 2009. In order to increase our brand image and awareness, we anticipate that our selling expenses will continue to increase in absolute dollars and as a greater percentage of total revenue, as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets.

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

Change in Fair Value of Derivative Liability

We issued common stock purchase warrants to the investors in our financings completed in November and December 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period. In 2009, the fair value of these warrants declined between the time they were issued and year end, and we recognized a gain of $1,009,000, primarily as a result of the reduction in our stock price.  As a result, we had other income added to our net income for the year ended December 31, 2009 as opposed to other expenses for the prior year.  In future periods, we will experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

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

Net cash provided by financing activities was $2,452,000 in 2009, compared with net cash used of $9,389,000 in 2008. The increase in net cash provided by financing activities was mainly due to the equity financings that we completed in November and December 2009. Also, $2,428,000 was converted into RMB to avoid currency translation losses from RMB appreciation against the U.S. dollars and held in trust in a personal RMB account of Mr. Qingqing Wu, our chief executive officer, which amount we did not deposit back into our account until after the fiscal year end. In 2008 and 2009, Yinglin Jinduren paid dividends to its equity owners, in the amount of $5,131,000 and $9,389,000 for 2009 and 2008 respectively, which were declared and paid prior to our reverse acquisition of PXPF. Since the completion of the reverse acquisition, neither we nor Yinglin Jinduren have declared or paid any dividend, nor do we currently expect to declare or pay any dividends.

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

We have audited the accompanying consolidated balance sheets of VLOV, Inc. (the “Company”) and its subsidiaries (hereinafter collectively referred to as the “Group”) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholder’s equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity
Balance at January 1, 2008	14,560,000	$1	-	$-	$1,236	$913	$209	$84	$2,443
Net income	-	-	-	-	-	-	-	9,193	9,193
Foreign currency translation adjustment	-	-	-	-	-	-	334	-	334
Dividend declared	-	-	-	-	-	-	-	(4,401)	(4,401)

Balance at December 31, 2008	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,454,421	-	-	-	-	-	-	-
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-		(92)
Net income	-	-	-	-	-	-	-	10,445	10,445
Foreign currency translation adjustment	-	-	-	-	-	-	17	-	17
Dividend declared	-	-	-	-	-	-	-	(5,145)	(5,145)

Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

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

Qingqing Wu graduated from Xiamen Jimei School of Light Industry in 1990 with a major in apparel design and received a Master of Business Administration degree from Tsing-Hua University in 2007.  Mr. Wu worked as a designer at Huacai Apparel Factory (“Huacai”) in Jinjiang County from August 1990 to August 1992.  Between September 1992 and September 1994, Mr. Wu served as the Director of Design and Assistant to General Manager at Shidali Apparel Co., Ltd. (“Shidali”) in Jinjiang City.  Neither Huacai nor Shidali is an affiliate of, or otherwise associated with, the Company.  In November 1994, Mr. Wu founded Yinglin Jinduren, our operating business segment, and is currently its Chairman, Executive Director, Chief Designer and majority equity owner.  Since November 2009, Mr. Wu has also served as the Standing Director of the First Committee of the Association of Fabric & Apparel in Jinjiang City, a local trade association.  Mr. Wu was chosen to serve as Chairman of our board of directors because of his extensive experience as founder, Chairman and Executive Director of our operating business segment and also because of his prior educational background and work experience as part of management and as a designer in other Chinese apparel businesses.

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

Dr. Jianwei Shen holds a Doctorate of Economics and Management from China Agricultural University, a Doctorate of Philosophy from Hohenheim University in Germany, a Master Degree in Economics and Management from Beijing Agricultural University, and a Bachelor’s Degree in Agricultural Economics from Beijing Agricultural University.  Dr. Shen’s vast educational background in economics and management as well as his experience working with China-based companies, including companies that are  publicly traded outside of China, provided the basis for concluding that Dr. Shen should be chosen to serve as a member of the Company’s board of directors.  Since October 2006, Dr. Shen has been an independent director and a member of the Audit Committee of the China Essence Group Ltd., a food processing company listed on the Singapore Exchange (Main Board).  From January 2002 to January 2005, he served as a project manager for marketing at Fujian Fuma Foods Group Co., a distributor of finished food products, and he worked as a project manager for marketing at Beijing Dasbro Co. Ltd., a maker of potato chips, from November 1993 to December 2000.  None of these companies that Dr. Shen worked with is related to or affiliated with us.  Dr. Shen is also a member of the Specialist Advisors to the City of Jinjiang, Fujian, which advises the municipal government on policy issues, a position he has held since January 2006.  Dr. Shen also provides strategic corporate advisory services to Yinglin Jinduren.

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

Yuzhen Wu graduated from Huaqiao University in 1998 with a major in Business Management. Mr. Wu is a valued management member of Yinglin Jingduren, where he has worked since May 1998.  Mr. Wu was chosen to be a member of our board of directors because of his extensive work and management experience in the apparel industry that he has gained as a member of the management team of Yinglin Jinduren, our operating business segment, as described more fully below.   From June 1998 to August 2001, Mr. Wu worked as the workshop director supervising all aspects of our production workshop.  From September 2001 to October 2003, Mr. Wu worked as the production manager overseeing all production arrangements and process.  Mr. Wu served as the vice general manager between November 2003 and January 2006, supervising and managing our production, quality and inventory planning process, and as director of the general production management since February 2006, coordinating with O.E.M. manufacturers to ensure that their production volumes and quality meet with our requirements.

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

Ying (Teresa) Zhang is currently the chief financial officer and a director of China Wind Systems, Inc. (“China Wind”), a U.S. public company (NASDAQ: CWS) that manufactures wind power equipment in China.   Ms. Zhang was chosen to serve as a member of the board of directors because of her experience with China Wind, as well as her extensive prior work experience and educational background in the accounting field.  Ms. Zhang was previously an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies.  From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing.  None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia.  She received a bachelor’s degree in international accounting from Renmin University in China in 1996 and a master’s degree in accounting from Macquarie University in Australia in 2005.  Her accounting background and her experiences working with China-based companies both from the inside and as an outside auditor are valuable resources for us in structuring and managing our own internal control and financial reporting measures.

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

(a)
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

(b)	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(d)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

(e)
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

(f)
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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009 and 2008 by our principal executive officer and each of our other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2009 and 2008.

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

 We currently have no employment agreements, whether written or unwritten, with any of our named executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

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

Agreements with Directors

We entered into a written agreement with Ms. Ying Zhang dated March 10, 2010, pursuant to which she will, in addition to her duties as a director, serve on the audit committee as chairperson and be designated as the audit committee financial expert, serve on the compensation committee as a member, and serve on the nominating committee as chairperson. For her services, Ms. Zhang will receive annual compensation of $30,000 in cash and 10,000 restricted shares of our common stock, payable in four quarterly installments of $7,500 and 2,500 shares each beginning with the quarter ending June 30, 2010. Additionally, we are obligated to obtain a directors and officers insurance policy, and to include Ms. Zhang as an insured under such policy.  The estimated amount of expense related to the restricted shares using a $6.00 share price is $60,000 that will be recognized during the period of service. We used the share price on the date of grant to value the shares as the number of shares to be issued was fixed.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are our related party transactions since January 1, 2008:

Exchange Transaction

On February 13, 2009 (the “Closing Date”), we executed the Exchange Agreement with PXPF and the BVI Shareholders. PXPF owns 100% of HK Dong Rong (formerly known as Korea Jinduren), which controls Yinglin Jinduren through contractual arrangements.  On the Closing Date, we issued 14,560,000 shares of our common stock to the BVI Shareholders in exchange for 100% of the issued and outstanding capital stock of PXPF.  As a result of the Exchange Transaction, the BVI Shareholders became our controlling shareholders and PXPF became our wholly owned subsidiary.

Bridge Loan

On June 11, 2008, Korea Jinduren (now called HK Dong Rong) entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope Investments II LLC (“Pope”), Ancora Greater China Fund, LP (“Ancora,” and with Pope, collectively the “Bridge Loan Investors”) and MMH Group LLC (“MMH”). Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Exchange Transaction, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Exchange Transaction.  The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Exchange Transaction total outstanding and issued common stock. Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive  shares of our common stock equal to 1% of our post-Exchange Transaction total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing.  174,500 shares of common stock were issued at the closing of the Exchange Transaction and have therefore been reflected in the number of our outstanding common shares since such time. Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required. On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors. The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010. The Bridge Loan was not recorded at December 31, 2008 because repayment obligation did not exist at such time, since repayment would only occur on or after October 1, 2009 and only upon the completion of a financing.

Immediately prior to the Exchange Transaction, Pope, Ancora and MMH beneficially owned 343,840 shares, 147,360 shares and 122,800 shares of our common stock, respectively, representing 23.6%, 10.1% and 8.4%, respectively, of our then issued and outstanding common stock. Matt Hayden, our former chief executive officer, is the managing member of MMH. We believe that Pope, Ancora and MMH may be deemed “promoters,” as such term is defined in Rule 1-02 of Regulation S-X, in connection with Sino Charter, Inc., our predecessor entity immediately prior to the Exchange Transaction, and are providing such disclosure as required under Item 404(c) of Regulation S-K.   In addition to the above-described Bridge Loan transaction, MMH also advanced $26,238 that was used for working capital of the Company’s predecessor business prior to the closing of the Exchange Transaction.  These advanced funds were unsecured, non-interest bearing, and due on demand.  These advanced funds were repaid back to MMH prior to the closing of the Exchange Transaction.

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

Mr. Wu is also a Director of Yinglin Jinduren, which we control by contractual arrangements, as is Mr. Yuzhen Wu, who is a member of our board of directors. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.  Because Mr. Qingqing Wu also owns a majority of our issued and outstanding common stock, we believe that our interests are aligned with those of Yinglin Jinduren and its owners. However, please see “Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership ” and “Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse ”   in the “Risk Factors” section beginning on page 15 of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Xiamen, Fujian Province, on December 29, 2010.

VLOV, INC.

By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu		December 29, 2010
Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer

/s/ Bennet P. Tchaikovsky		December 29, 2010
Bennet P. Tchaikovsky	Chief Financial Officer

/s/ Jianwei Shen		December 29, 2010
Jianwei Shen	Director

/s/ Yuzhen Wu		December 29, 2010
Yuzhen Wu	Director

/s/ Jianhui Wang		December 29, 2010
Jianhui Wang	Director

/s/ Ying Zhang		December 29, 2010
Ying Zhang	Director