Form 10-Q/A
period 2010-06-30
VLOV INC.
filed 2010-12-29
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 of the quarterly report on Form 10-Q for quarter ended June 30, 2010 (“Amendment No. 2”) is being filed by VLOV, Inc. (the “Company”) to further amend the Company’s Form 10-Q for the three and six months ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on August 19, 2010 (“Initial 10-Q”), as amended by Amendment No. 1 of the Form 10-Q filed on October 27, 2010 (“Amendment No. 1”).  This Amendment No. 2 is filed to: (A) correct an inadvertent error in the number of fully diluted shares for the six months ending June 30, 2010, (B) reclassify $12,000 from accrued liabilities and other payables to amount due to a director and (C) to further detail the fully diluted share amount in the reclassification explanation.

These changes were made, and this Amendment No. 2 is being filed, in connection with a letter from the SEC dated November 12, 2010 regarding Amendment No. 3 to the Company’s Registration Statement on Form S-1 (333-163803).  Except as required to reflect the changes noted above, this Amendment No. 2 does not attempt to modify or update any other disclosures set forth in the Initial 10-Q and Amendment No. 1.  Other events or circumstances occurring after the date of the Initial 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-Q.  Accordingly, this Amendment No. 2 should be read in conjunction with the Initial 10-Q, Amendment No. 1 and our filings with the SEC subsequent to the filing of the Initial 10−Q.  The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands - except for share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,437	$11,036
Time deposits	3,020	-
Accounts and other receivables	13,323	9,191
Amount due from a director	-	2,428
Trade deposits	601	2,309
Inventories	958	285
Prepaid expenses	534	763
Total current assets	31,873	26,012
Property, plant and equipment, net	983	966
Land use rights	224	263
TOTAL ASSETS	$33,080	$27,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,899	$2,565
Accrued expenses and other payables	860	583
Amount due to a director	78	30
Derivative liability	3,840	3,684
Short-term bank loans	589	734
Income taxes payable	1,082	1,601
Total current liabilities	9,348	9,197
Non-current Liabilities:
Other payable	76	75
Total liabilities	9,424	9,272

Commitments	-	-

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized,17,565,617 and 16,667,957 shares respectively issued and outstanding	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized,1,905,561 and 2,796,721 shares issued and outstanding respectively, (liquidation preference $5,449,904 and $7,998,622, respectively)	2,727	4,003
Additional paid-in capital	7,636	6,319
Statutory reserve	913	913
Retained earnings	11,717	6,173
Accumulated other comprehensive income	662	560
Total stockholders' equity	23,656	17,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,080	$27,241

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Net sales	$17,946	$14,073	$36,013	$31,939
Cost of sales	11,109	8,997	22,254	20,464
Gross profit	6,837	5,076	13,759	11,475

Operating expenses:
Selling expenses	2,556	1,314	4,039	2,059
General and administrative expenses	1,071	438	1,901	1,052
	3,627	1,752	5,940	3,111

Income from operations	3,210	3,324	7,819	8,364

Other income (expenses):
Change in fair value of derivative liability	2,166	-	(175)	-
Interest income	18	3	44	10
Interest expense	(16)	(14)	(37)	(28)
	2,168	(11)	(168)	(18)

Income before provision for income taxes	5,378	3,313	7,651	8,346
Provision for income taxes	911	1,003	2,107	2,260

Net income	4,467	2,310	5,544	6,086

Other comprehensive income:
Foreign currency translation adjustment	101	(21)	102	(14)

Comprehensive income	$4,568	$2,289	$5,646	$6,072

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	3,911	2,310	4,800	6,086
Net income attributable to preferred shareholders	566		744
Net income	$4,467	$2,310	$5,544	$6,086

Basic earnings per share- common	$0.23	$0.14	$0.28	$0.39

Diluted earnings per share	$0.22	$0.14	$0.28	$0.39

Weighted average number of common shares and participating preferred shares outstanding:

Basic	17,042,685	16,000,000	16,856,357	15,657,901

Diluted	20,070,771	16,000,000	20,070,619	15,657,901

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(5)	LAND USE RIGHTS

Land use rights are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Land use rights	$315	$315
Less : accumulated amortization	(91)	(52)
	$224	$263

There was no capitalized interest for the six months ended June 30, 2010 and the year ended December 31, 2009.

(6)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Current portion:
Accrued salaries and wages	$94	$165
Accrued expenses (1)	652	305
Advertising subsidies payables	114	113
	$860	$583
Non-current portion:
Advertising subsidies payables	76	75
	$936	$658

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

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(7)	RELATED PARTY TRANSACTIONS

	June 30,	December 31,
	2010	2009
	(unaudited)
Amount due from a director (in thousands):
Mr. Qingqing Wu	$-	$2,428
Amounts due to directors/officers (in thousands):
Mr. Qingqing Wu (1)	48	30
Mr. Bennet Tchaikovsky (2)	30	-
Total	$78	$30

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.

(2)
Represents 3,562 shares of common stock that are required to be issued to this officer as of June 30, 2010, pursuant to his agreement with the Company of $18 thousand and $12 thousand of cash compensation due as of June 30, 2010.

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

The Company restated its consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 in order to (a) reflect preferred stock in its fully diluted earnings per share calculation,(b) allocate net income between common stock and preferred stock in the computation of basic earnings per share using the two-class method and (c) to correct the number of fully diluted shares for the six months ended June 30, 2010 per our first amended 10Q for the period ending June 30, 2010 which had no impact on diluted earnings per share for the six months ended June 30, 2010.

The impact of the foregoing errors on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 is reflected in the following tables:

Three months ended June 30, 2010:
	Originally
	Filed	Adjustment	Restated
Net income attributable to common shareholders	4,467	(556)	3,911
Net income attributable to preferred shareholders	-	556	556
Basic earnings per share- common	$0.26	$(0.03)	$0.23
Diluted earnings per share	$0.26	$(0.04)	$0.22
Weighted average number of common shares and participating preferred shares Outstanding:
Weighted average number of common shares outstanding	17,042,685		17,042,685
Adjustments for:
Warrants (1)	341,317	262,226	603,543
Preferred Stock	-	2,424,543	2,424,543
Diluted	17,384,002	2,686,769	20,070,771

(1)	The adjustment to the warrants represents the application of the treasury stock method and not the incremental number of shares that the Company would issue based on a cashless exercise.

Six months ended June 30, 2010:
	Originally
	Filed	Adjustment	Restated
Net income attributable to common shareholders	5,544	(744)	4,800
Net income attributable to preferred shareholders	-	744	744
Basic earnings per share- common	$0.33	$(0.05)	$0.28
Diluted earnings per share	$0.32	$(0.04)	$0.28
Weighted average number of common shares and participating preferred shares Outstanding:
Weighted average number of common shares outstanding	16,856,357		16,856,357
Adjustments for:
Warrants (1)	341,317	258,418	599,735
Preferred Stock		2,614,527	2,614,527
Diluted	17,197,674	2,872,945	20,070,619

(1)	The adjustment to the warrants represents the application of the treasury stock method and not the incremental number of shares that the Company would issue based on a cashless exercise.

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

VLOV INC.
(Registrant)

Date: December 29, 2010	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: December 29, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer