Form 10-K
period 2010-12-31
VLOV INC.
filed 2011-03-31
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to __________

Commission file number 000-53155

VLOV, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11/F., 157 Taidong Road,
Xiamen Guanyin Shan International Commercial Operation Centre, A3-2, Siming District
Xiamen, Fujian Province
People’s Republic of China

 (Address of Principal Executive Offices)

(86592) 2345999

  (Issuer Telephone Number)

N/A

  (Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates was approximately $34,081,893 based on the closing price of $4.28 as reported on the Over-the Counter Bulletin Board on such date.

The company had a total of 18,556,169 shares of common stock outstanding as of March 14, 2011.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

i

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

Although the Registrant believes that the expectations reflected in the forward looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes thereto included in this report.

In this Form 10-K, references to “we,” “our,” “us,” “VLOV” or the “Company” refer collectively to VLOV, Inc. and its subsidiaries and affiliated companies.

PART I

ITEM 1.  BUSINESS

Overview

We are an apparel producer in the People’s Republic of China (“PRC” or “China”) that currently designs, develops, manufactures and distributes men’s apparel and related products targeted at 18-45 years old Chinese men under the “V·LOV” brand. We currently carry three product lines represented by different label colors: (1) the purple label for business; (2) the black label for business casual; and (3) the white label for casual.

We design and develop our products from our headquarters in Xiamen in southeastern Fujian Province. Presently, we employ six (6) designers.  Our designers typically have a degree in fashion as well as other industry experience, and are responsible for creating all of our apparels.  After identifying our top sales products from the prior seasons, we review global fashion trends especially in Europe and Asia.  Then we decide on the overall theme, colors and materials to be used for our products.  Our designers then create sketches via Computer Aided Design (CAD) drawings.  Our technicians then prepare samples according to the designs.  After creating samples, these are inspected, amended, reviewed and/or approved by our head designer and chief executive officer (“CEO”) and Chairman, Mr. Qingqing Wu.  Clothing samples are then made from these designs and shown to our distributors.  Our distributors then order product from these samples.

We market and distribute our products through independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement. We maintain and exercise control over brand advertising and marketing activities from our headquarters in Yinglin, where we set the tone for integrity, consistency and direction of our brand image throughout China.  We also have marketing staff travelling around the country to help us enforce our visions and provide support and guidelines for our distributors.  We presently outsource 100% of our manufacturing to independent third-party manufacturers as a part of our overall sourcing strategy.

Before 2011, all of our business operations were carried out by our variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and Dong Rong Capital Investment Limited (“HK Dong Rong”), which is wholly-owned by Peng Xiang Peng Fei Investments, Limited (“PXPF”), our wholly-owned subsidiary. Other than our interests in the contractual arrangements, neither we nor PXPF and HK Dong Rong own any equity interests in Yinglin Jinduren, which equity interests are owned by Mr. Wu and his brother, who served on our board of directors until June 1, 2010. In 2011, we began to transfer all of our business operations to Dong Rong (China) Co., Ltd. (“China Dong Rong”), which is wholly-owned by HK Dong Rong. All of our design, marketing, sales and purchasing activities are currently carried out by China Dong Rong.

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

In November 2009, we sold and issued an aggregate of 2,796,721 shares of our series A convertible preferred stock, par value $0.00001 per share to 57 accredited investors at $2.86 per share for an aggregate purchase price of approximately $8.00 million, and issued to them warrants (the “Warrants”) to purchase up to 1,398,360 shares of common stock, par value $0.00001 per share, for no additional consideration. The transaction was pursuant to a securities purchase agreement that we entered into with these selling security holders. There were two closings, the first on October 27, 2009, for gross proceeds of approximately $4.14 million, and the second on November 17, 2009, for gross proceeds of approximately $3.86 million.

On December 1, 2009, we entered into a securities purchase agreement with 17 accredited investors pursuant to which we agreed to issue and sell up to 699,301 shares of our common stock to accredited investors at $2.86 per share for an aggregate purchase price of up to $2,000,000.86, and to issue Warrants to purchase up to 349,651 shares of our common stock for no additional consideration. At the closing on December 1, 2009, we issued to the investors 653,534 shares of common stock and warrants to purchase up to 326,767 shares of common stock for gross proceeds of approximately $1.87 million.

We are required to register the shares of common stock issued or underlying the securities issued in connection with the foregoing financings pursuant to an effective registration statement by May 16, 2010. The registration statement was filed on December 17, 2009 and was declared effective on March 30, 2011.  As such, we have accrued $987,000 as of December 31, 2010, for estimated liquidated damages that we expect to be required to pay to the investors in the financings. We plan to pay the penalty as soon as practically possible.

Peng Xiang Peng Fei Investments, Limited

PXPF was incorporated in the British Virgin Islands on April 30, 2008. PXPF was formed by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC.  Other than holding 100% of the equity interests in HK Dong Rong, PXPF has no operations of its own.

Dong Rong Capital Investment Limited

HK Dong Rong was incorporated on January 5, 2005 originally under the name Korea Jinduren (International) Dress Limited (“Korea Jinduren”). The company was set up by the owners of Yinglin Jinduren as a special purpose vehicle for raising capital outside of the PRC, and changed its name to HK Dong Rong on April 27, 2009. HK Dong Rong is wholly-owned by PXPF. Other than activities arising from its contractual arrangements with Yinglin Jinduren and holding 100% of the equity interests in China Dong Rong, HK Dong Rong has no other operations of its own.

On June 11, 2008, HK Dong Rong entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope, Ancora (with Pope, collectively the “Bridge Loan Investors”) and MMH. Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Exchange Transaction, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Exchange Transaction. The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Exchange Transaction total outstanding and issued common stock.  Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive shares of our common stock equal to 1% of our post-Exchange Transaction total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing. 174,500 shares of common stock were issued at the closing of the Exchange Transaction as the Bridge Loan Shares. Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required.  On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors.  The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010.

Dong Rong (China) Co., Ltd.

On November 19, 2009, China Dong Rong was established as the wholly-owned subsidiary of HK Dong Rong, with registered capital of $8 million, all of which has been funded as of the date of this report. China Dong Rong is deemed to be a wholly foreign owned enterprise, or WFOE, under applicable PRC law. Under applicable PRC regulations, China Dong Rong is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million). The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.

Since January 1, 2011, we have been in the process of transferring our business operations to China Dong Rong in order to provide us with greater control over our operating assets that are or were previously controlled through our contractual arrangements with Yinglin Jinduren and its owners. See “Transfer of Business Operations to China Dong Rong” below. All of our design, marketing, sales and purchasing activities are presently carried out by China Dong Rong.

Jinjiang Yinglin Jinduren Fashion Limited

Yinglin Jinduren was organized in the PRC on January 19, 2002, and is owned by our CEO, Mr Wu and his brother Zhifan Wu (collectively the “Owners”).  Prior to January 1, 2011, all of our business operations were carried out by Yinglin Jinduren, to which neither we, PXPF nor HK Dong Rong own any equity interests.  Instead, we control Yinglin Jinduren through contractual arrangements that HK Dong Rong entered into with Yinglin Jinduren and its owners. Through such contractual arrangements, we have substantially the same control of and rights to Yinglin Jinduren that we would have had through direct acquisition of its equity interests. Through these contractual arrangements, we provide consulting and other general business operation services to Yinglin Jinduren, and also have the ability to substantially influence its daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, we are able to control Yinglin Jinduren and to receive, through a service fee earned by HK Dong Rong, all of the net income of Yinglin Jinduren, although we have generally allowed such amounts to be retained by Yinglin Jinduren to support its operations.  Our contractual agreements are silent as to the sharing of losses in the event that Yinglin Jinduren incurs losses in any period.  As a result, in the event Yinglin Jinduren incurs losses, we would expect to absorb such losses through our inability to collect the accumulated net income due to us.

Since January 1, 2011, we have been in the process of transferring our business operations from Yinglin Jinduren to China Dong Rong. See “Transfer of Business Operations to China Dong Rong” below. As of the date of this report, Yinglin Jinduren has no operations as all of our design, marketing, sales and purchasing activities are being carried out by China Dong Rong.

Contractual Arrangements with Yinglin Jinduren and its Owners

Our relationships with Yinglin Jinduren and the Owners, Qingqing Wu and his brother Zhifan Wu, are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Yinglin Jinduren. In the opinion of Allbright Law Offices, our PRC counsel, rendered in connection with the Exchange Transaction: (a) each of PXPF, HK Dong Rong and Yinglin Jinduren are duly established and validly existing under the laws of its place of establishment, and has the requisite corporate power to conduct its business; (b) the contractual arrangements constitute valid and binding obligations of the parties of such agreements; (c) each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC; (d) no approval from or filing with any PRC governmental body is required in connection with the entry and performance of the contractual arrangements; and (c) under Chinese laws, each of HK Dong Rong and Yinglin Jinduren is an independent legal entity and neither of them is exposed to liabilities incurred by the other party.  The foregoing opinion, which also describes the corporate history of each of PXPF, HK Dong Rong and Yinglin Jinduren immediately prior to the Exchange Transaction, is based on documents provided by PXPF and search result from the PRC Companies Registry, the genuineness, completeness, accuracy and validity of which are assumed by Allbright Law Offices, and is limited to interpretation of all such documents based on PRC laws and regulations which Allbright Law Offices believed were applicable at the time the opinion was rendered.

On December 28, 2005, HK Dong Rong entered into the following contractual arrangements with Yinglin Jinduren and the Owners:

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

Additionally, under applicable PRC regulations, Yinglin Jinduren is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or RMB 5,000,000 (based on its registered capital of RMB 10,000,000).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  At December 31, 2010 and 2009, Yinglin Jinduren’s statutory reserves were fully funded, and its total accumulated net income distributable to HK Dong Rong on such dates were $21.2 million and $6.2 million, respectively, which amounts are reflected as retained earnings on our consolidated balance sheets as of these dates included elsewhere in this report.

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

Equity Pledge Agreement. Under the equity pledge agreement between the owners of Yinglin Jinduren and HK Dong Rong, the stockholders of Yinglin Jinduren pledged all of their equity interests in Yinglin Jinduren to HK Dong Rong to guarantee Yinglin Jinduren’s performance of its obligations under the consulting services agreement. If Yinglin Jinduren or its owners breach their respective contractual obligations, HK Dong Rong, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests. The owners of Yinglin Jinduren also agreed, that upon occurrence of any event of default, HK Dong Rong shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by HK Dong Rong to accomplish the purposes of the equity pledge agreement. The owners of Yinglin Jinduren agreed not to dispose of the pledged equity interests or take any actions that would prejudice HK Dong Rong’s interest. The equity pledge agreement will expire two years from the fulfillment of Yinglin Jinduren’s obligations under the consulting services agreement. HK Dong Rong’s security interests over the pledged equity interests have not been registered with the local Administration for Industry and Commerce, as it is unclear whether registration is required under China’s Property Rights Law that became effective on October 1, 2007. See “Risk Factors – Risks Related to Our Corporate Structure –If the Chinese government determines that the contractual arrangements through which we control Yinglin Jinduren do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that such agreements do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.”

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

As a result of the these contractual arrangements between HK Dong Rong and Yinglin Jinduren and its owners, we have the ability to effectively control Yinglin Jinduren’s daily operations and financial affairs, appoint senior executives and decide on all matters subject to owners’ approval. In other words, while Mr. Wu and his brother continue to own 100% Yinglin Jinduren’s equity interests, they have given us all of their rights as owners through these contractual arrangements. Accordingly, we are considered the primary beneficiary of Yinglin Jinduren and Yinglin Jinduren is deemed our VIE.

However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Yinglin Jinduren, as we will need to enforce our rights through quasi-judicial proceeding in the event Yinglin Jinduren fails to perform its contractual obligations. In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Yinglin Jinduren. See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.”  Our CEO, Mr. Qingqing Wu, holds approximately 51.83% of our issued and outstanding common stock as of the date of this report and is also the majority owner of Yinglin Jinduren (65.91%), along with his brother Mr. Zhifan Wu (34.09%), who previously served on our board of directors. As such, we believe that our interests are aligned with those of Yinglin Jinduren and its owners.  However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Yinglin Jinduren if and when such interests are no longer aligned.  See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse. ”

Our Current Corporate Structure

(1)
Through the Exchange Transaction, we became the parent company of PXPF, thereby enabling Yinglin Jinduren, through PXPF and HK Dong Rong, to raise capital in the United States. Our management includes: Mr. Qingqing Wu as Chairman and Chief Executive Officer, Mr. Bennet P. Tchaikovsky as Chief Financial Officer, and Dr. Jianwei Shen, Mr. Yuzhen Wu, Ms. Ying Zhang and Mr. Jianhui Wang as members of the board of directors.  As of March 16, 2011: Mr. Qingqing Wu owns approximately 51.72% of our issued and outstanding common stock; Mr. Bennet Tchaikovsky owns 20,000 shares of common stock, and Dr. Jianwei Shen, Mr. Yuzhan Wu, Ms. Ying Zhang and Mr. Jianhui Wang do not own any shares of common stock.

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

(6)
The management of China Dong Rong is comprised of Mr. Qingqing Wu as Executive Director. As of the date of this report, all of our design, marketing, sales and purchasing activities are carried out by China Dong Rong. HK Dong Rong is the sole shareholder.

Transfer of Business Operations to China Dong Rong

Since January 1, 2011, we have been in the process of transferring our business operations from Yinglin Jinduren to China Dong Rong. As we have been outsourcing 100% of our manufacturing to third-party manufacturers since the third quarter of 2010 (see “Our Suppliers and Manufacturers”), our business operations are comprised of our design, marketing, sales and purchasing activities. Thus, to affect the transfer of such operations, we would have to transfer to China Dong Rong (collectively the “Operating Assets”): (a) all trademarks under Yinglin Jinduren, (b) all sales contracts under Yinglin Jinduren, and (c) all design, marketing, sales and purchasing-related assets under Yinglin Jinduren. All other assets that are not the Operating Assets, which are primarily related to our prior manufacturing operations (collectively the “Manufacturing Assets”), would remain with Yinglin Jinduren until their eventual disposals, the proceeds from which would be transferred to HK Dong Rong pursuant to the contractual arrangements.

Transfer of the Operating Assets to China Dong Rong

The transfer of all sales contracts and design, marketing, sales and purchasing-related assets, which had a net book value of approximately $27,000, as well as all sales contracts, from Yinglin Jinduren and China Dong Rong have been completed as of the date of this report. As such, all of our business operations are now carried out by China Dong Rong. We are waiting for approval by the PRC Trademark Office of our pending application to transfer trademarks, the receipt of which we currently anticipate to occur in the second quarter of 2011, although there is no assurance that we will receive the approval by then.

Sale of the Manufacturing Assets

During the first quarter of 2011, we began to plan for the sale of the Manufacturing Assets, which are comprised of manufacturing equipment, the building that houses our manufacturing facility, and the land use right for the land on which the building occupies. During the first quarter of 2011, our manufacturing equipment, which had a net book value of $146,000 on December 31, 2010, was sold to an unrelated party for approximately $155,000. Also during the first quarter of 2011, we entered into an agreement with the same unrelated party to sell the building and the land use right, which had a combined net book value of $1,021,000 on December 31, 2010, for approximately $989,000. Pursuant to the agreement, the purchaser made a deposit equal to 60% of the purchase price, with the balance due by April 2, 2011. In connection with the sale, we obtained a third-party appraisal for the building and the land use right, that was approximately $1,051,000. The proceeds from the sale of the Manufacturing Assets will be transferred to China Dong Rong, although such transfer has not occurred as of the date of this report. We are also registering with local authority the transfer of the building’s ownership certificate and the land use right certificate, which registrations are not complete as of the date of this report.

Once we can complete the transfer of the trademarks and the sales of the Manufacturing Assets (including the transfer of all proceeds from such sales to China Dong Rong), we intend to exit from the contractual arrangements with Yinglin Jinduren, and to dissolve Yinglin Jinduren. Until then, however, we will operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren (including the trademarks and the Manufacturing Assets which disposals are not yet finalized) through the contractual arrangements.

Once we exit from the contractual arrangements with Yinglin Jinduren, our corporate structure would be as follows:

Such structure would have (or already has) the following effects on us:

(a)	We have actual ownership interests over the entity that conducts all of our business operations (China Dong Rong).

(b)
The potential conflicts of interest with Yinglin Jinduren’s management, as discussed in “Risk Factors – Risks Related to Our Corporate Structure – Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse” would no longer exist because we would have exited from the contractual arrangements with Yinglin Jinduren.

(c)
The risks related to our current corporate structure as they relate to the contractual arrangements that are discussed under “Risks Related to Our Corporate Structure” including the applicable risks and limitations on our holding company’s ability to receive distributions from the Yinglin Jinduren would no longer apply because we would have exited from the contractual arrangements with Yinglin Jinduren. As discussed more fully below under the risk factor with the title starting with “We conduct our business through Yinglin Jinduren by means of contractual arrangements...”, the security interests on the equity interests of Yinglin Jinduren as granted under the equity pledge agreement have not been registered with the local Administration for Industry and Commerce. After exiting the contractual arrangements, such security interests would no longer exist thus eliminating the need for such registration.

(d)
Since the transfer of the Operating Assets from Yinglin Jinduren to China Dong Rong does not involve any foreign currency exchange transaction, such transfer would have no effect on the requirements for us and our management in regards to SAFE regulations.

Our Distribution Channel and Customers

We do not engage directly in retail sales of our products; rather, we sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement. Presently, we have distribution agreements with 12 distributors as follows:

Distributors	Geographical Location	Year ended December 31, 2010 Sales (RMB)	Year ended December 31, 2010 Sales (US$ thousands)*	% of Sales
C-002 of Mingzhu 100 Market	Zhejiang	80,628,473	11,928	16.29%
Jinyang Commerce Co., Ltd.	Hubei	64,835,683	9,592	13.10%
Jingduren Store, Tianqiao District, Jinan	Shandong	62,011,580	9,174	12.53%
Shenyang City Hangweiqi Clothing Co., Ltd.	Liaoning	44,266,912	6,549	8.95%
Clothwork Apparel, Wanma Plaza	Jiangxi	42,767,512	6,327	8.64%
Yunfang Jingduren Store	Yunnan	40,493,962	5,991	8.18%
Jinduren Store in Duocai Xintiandi	Shaanxi	34,833,242	5,153	7.04%
Nachun Li	Guangxi	33,674,146	4,982	6.81%
Yinji Fuchun Apparel	Henan	33,268,112	4,922	6.72%
Xinshiji Apparel City	Beijing	25,343,108	3,749	5.12%
Jiaming Tang	Sichuan	18,556,846	2,745	3.75%
Xiamen Lianyu Trading Co., Ltd.	Fujian	14,129,589	2,722	2.87%
TOTAL		494,809,165	73,834	100.00%

* Based on an average exchange rate of 1RMB = .1503 USD for the year ended December 31, 2010, as quoted on www.oanda.com.

As of December 31, 2010, our products were sold by our distributors at 526 retail locations that they operate throughout northern, central and southern China. These retail locations, also known as points of sales (“POS”), include counters, concessions, stand-alone stores and store-in-stores. We do not own or operate any retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators.  A geographical breakdown of POS operated by our distributors as of December 31, 2010, is as follows:

Province /City :	Number of POS
Hubei	63
Shandong	58
Zhejiang	91
Jiangxi	49
Yunnan	42
Henan	48
Shaanxi	42
Liaoning	44
Guangxi	24
Beijing	41
Sichuan	15
Fujian	9

We believe that our distribution model has enabled us to grow by leveraging our distributors’ regional retail expertise and economies of scale.  We provide retail policies and guidelines, training, advertising and marketing support as well as advertising subsidies to assist our distributors in the management and expansion of their retail distribution networks.  To achieve brand consistency, we have established management and operational guidelines for all our distributors to follow. These guidelines include, but are not limited to, inventory control, sales and pricing procedures, product and window display requirements and customer service standards. Although our distributorship agreements do not require our distributors to share POS sales information, our distributorship agreements require all POS to be our exclusive POS, and our sales and marketing staff travel throughout China to monitor and advise our distributors. Distributors that maintain at least a three-year good standing relationship with us enjoy 60 to 90 days of credit while new distributors usually pay us upon our receipt of their orders.  Our total bad debt expense has been less than 1% of sales per year during the last three years.

Our goal is to provide stylish, fashion-forward clothing to our target customers: 18-45 years old Chinese men. To achieve this goal, we must maintain our brand image and make our brand more exclusive. We have continued to upscale our product offerings, as currently represented by our three lines: the purple label for business, the black label for business casual, and the white label for casual.  Additionally, we, along with our distributors, believe that certain types of POS (counters and concessions) lessen our overall brand value and stand-alone stores and store-in-stores strengthen our brand image with consumers. Accordingly, since March 31, 2010, our distributors have collectively closed more than 200 counters and concessions and opened 36 stand-alone stores that reflect our upscale brand image. To date, our distributors have been willing to make such investments because we have increased our marketing budget significantly as a percentage of our revenue and because of our ability to produce clothing that we believe is reflective of our brand image. Ultimately, our goal is for our distributors to move towards stand-alone stores as this will continue to enhance our brand value amongst our target consumer base.

Each year, we hold two sales previews – typically in April/May and in November– to showcase new designs for all of our product lines to our distributors. At each sales preview, the distributors place orders for products based on designs that they believe will appeal to their specific geographical markets, and the products are manufactured and delivered to the distributors accordingly. We then monitor and oversee their operations of their POS through our marketing and sales team.  Our marketing and sales team advises and works closely with our distributors on renovating and updating their POS as and when necessary to achieve maximum performance and to enable them to expand their sales distribution network. Upon achieving performance targets, distributors may become eligible for advertising rebates from us pursuant to our distribution agreements. We also have other marketing activities, including the fashion show held recently in Beijing on October 26, 2010.

We do not force product upon our distributors by telling the distributor what to sell at their store locations.  Rather, we create sample products for our distributors to select from.  Our distributors select the products that they believe will best sell at their POS. We believe that having the distributors select the products for their POS substantially decreases the likelihood of product returns.

We are constantly looking for new distributors.  While we do not require our distributors to have any minimum number of years of relevant experience, we assess the suitability of a distributor candidate based on, but not limited to, the following:

•	the relevant experience in the management and operation of casual wear retail stores;

•	the ability to develop and operate a network of retail stores in its designated sales region;

•	the perceived ability to meet our sales targets;

•	the suitability of its store location and size; and

•	overall creditworthiness.

We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year to year basis upon the distributor meeting certain criteria. We set guidelines for our distributors in respect of the location, store layout and product display of their POS. We allow our distributors to use authorized third-party retail store operators to operate their POS. Distributors must obtain our prior written approval before appointing such retail store operators. We have contractual relationships only with our distributors and not with each POS. We require our distributors to implement, monitor, comply with and enforce our retail store guidelines on their POS. Except for the provision of advertising subsidies upon satisfying sales goals, we do not make any payment, give other sales incentives, or pay any fee to our distributors. Our distributors do not pay us any fee other than for their purchase of our products.

We generally assist our distributors with transferring or exchanging their unsold inventories with our other distributors in order to reduce their inventory levels, and at the end of each season, we may also allow our distributors to sell their remaining inventories at discounted pricing. As a result, we have historically had minimal returns from our distributors.

Our Sales and Marketing

The strength of the VLOV brand, as currently represented by our purple, black and white labels, is not only attributable to our ability to design and produce trendy and high quality apparel; it is also largely dependent on the skill of our sales and marketing team to promote our products to our target consumers.  We currently have 48 sales and marketing staff.  Our sales and marketing director is in charge of four departments: sales, marketing, strategic planning and logistics.

We actively market our brand.  Our print advertisements appear in local newspapers and fashion magazines, outdoor venues such as mass transit stations, exterior bus panels and billboards, and indoor venues such as in-mall kiosks. We run television and radio advertisements, and look to promote our brand through product placement in film and television and sporting events targeted at our customer demographic profile. We also have sales and marketing guidelines for all our distributors to follow at their POS. These guidelines include pricing and sale procedures, product and window display requirements and customer service standards.

Our advertising expenses were approximately $5,698,000 and $3,179,000 for 2010 and 2009, respectively, representing 46% and 34% of our operating costs for these periods, respectively.

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

Our Suppliers and Manufacturers

Since the third quarter of 2010, we have been outsourcing 100% of our manufacturing to independent third-party factories as a part of our overall sourcing strategy, and are in the process of disposing all of our manufacturing-related assets. See “Transfer of Business Operations to China Dong Rong – Sales of the Manufacturing Assets.” We believe that outsourcing allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce.

Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, which supply their own raw materials. Beginning in 2009, however, we shifted our outsourcing to O.E.M. manufacturers.

Our outsourcing varies seasonally depending upon such factors as current factory capacity and customer demand. We currently work with 36 O.E.M. manufacturers.  We do not execute agreements with them since there are many well-qualified clothing manufacturers to choose from and any of them can be readily replaced.  However, we have established good working relationships with all of the manufacturers that we work with and do not expect to replace any of them.  Prior to entering into a relationship with an O.E.M. manufacturer, we review and assess their product quality thoroughly.  We generally agree to pay our O.E.M. manufacturers within 30-60 days after dispatching finished goods to our distributors.  We typically place orders with our O.E.M. manufacturers when we receive orders from our distributors.

We select raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from local fabric and accessory suppliers and identify imported specialty fabrics to meet specific distributor requirements. Our O.E.M. manufacturers purchase these raw materials from these suppliers according to our manufacturing and design specifications.  We currently work with more than 30 suppliers.  We do not execute agreements with them since there are no shortages of suppliers and materials to choose from, and any of them can be readily replaced.  However, we have good working relationships with all of the suppliers that we currently work with and do not expect to replace any of them.

For the year ended December 31, 2010, no O.E.M. manufacturers/suppliers accounted for 10% or more of our total purchases. To date, we have not experienced any significant difficulty in purchasing raw materials or finished products.

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

We believe that our chief competitive strength is our in-depth and thorough understanding of our targeted customer groups in China. Our CEO Mr. Qingqing Wu, now leads our design team, a role previously occupied by Mr. Fengfei Zeng, whose contract with us expired in March 2010.  Under Mr. Wu’s leadership, and with inputs from our distributors, our design team formulates new design concepts by analyzing information on global and local fashion trends and market research.  Prototypes are reviewed by our distributors and marketing team and further refined based on evaluations carried out by marketing personnel before showcasing the final designs at our sales fairs.

Currently, there are several companies in China that we consider to be direct competitors, including both state-owned and private companies of different sizes.  Some of our local competitors include Zuoan and Cabbeen.  International brands such as Hugo Boss and Jack Jones are also competing in the same space as us.

Intellectual Properties and Licenses

We presently have 19 trademarks under Yinglin Jinduren that are registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC (the “PRC Trademark Office”). These trademarks are issued for a period of 10 years, and we are in the process of transferring them to China Dong Rong. See “Transfer of Business Operations to China Dong Rong – Transfer of the Operating Assets.”

Additionally, we have trademark license contracts with Mr. Qingqing Wu, our chief executive officer, pursuant to which he has irrevocably and perpetually granted us, for no consideration, the right to use four trademarks currently registered in his name with the PRC Trademark Office.  These trademarks were intended to be transferred to Yinglin Jinduren for no consideration prior to the Exchange Transaction, and the license contracts were entered into because the transfers could not be timely completed. Mr. Wu is in the process of transferring the trademarks to us for no consideration, although such transfers have not been completed as of the date of this Report. To date, we have not used these trademarks.

Our trademark and other intellectual property rights are important to our success and competitive position.  We take all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the PRC Trademark Office to protect our intellectual property, our marketing team also diligently conducts market research and patrols our POS stores and other marketplaces to ensure that our intellectual property are not being violated.  In the event of any infringement upon our intellectual property rights, we will pursue all available legal rights and remedies.

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

Value Added Tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994, and was amended effective January 1, 2009.  Under these regulations, as amended, and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13 or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

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

Although Mr. Qingqing Wu, our principal shareholder, resides in the PRC, he is a foreign national.  As such, he has not registered with the local branch of the SAFE under Circular No. 75. See “Risk Factors – Risks Related to Our Corporate Structure – Our principal shareholder may be subject to registration requirement under current regulations relating to offshore investment activities by PRC residents, the non-compliance of which may subject us to fines and sanctions that could adversely affect our business.”

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of December 31, 2010:

	Number of Employees	% of Employees
Sales & Marketing and Quality Assurance	48	50.0%
Purchasing	3	3.1%
Finance	11	11.5%
Management & Administration	14	14.6%
Research & Development	20	20.8%

TOTAL	96	100.0%

We believe we are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.

Labor Costs. Because garment manufacturing is a labor-intensive business, we outsource most of our manufacturing to contract manufacturers.  We rely on in-house skilled labor and talents to design, develop and sell our products.   Generally, we offer one to three months of training to new workers to better understand our brands and improve their relevant skills during the training period.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

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

Principal Executive Office

Our principal executive office is located at 11/F., 157 Taidong Road, Xiamen Guanyin Shan International Commercial Operation Centre, A3-2, Siming District, Xiamen, Fujian Province, China.  Our main telephone number is +86-0592-2345999 and fax number is +86-0592-2345777.

ITEM 1A.  RISK FACTORS

RISK FACTORS

The reader should carefully consider the risks described below together with all of the other information included in this report. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment.

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

We outsource all of our manufacturing needs to, and purchase finished goods from, O.E.M. manufacturers, who supply their own raw materials.  For our own production, we purchase raw materials directly from local fabric and accessory suppliers.  We may also import specialty fabrics to meet specific customer requirements.  The prices we charge for our products are dependent in part on the market price for raw materials used to produce them.  The price, availability and quality of the raw materials for our products may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors.  Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

For the year ended December 31, 2010, 11 suppliers collectively accounted for 44.8% and 86.5% of our total purchases of finished products and raw materials (for our own manufacturing prior to stopping such activities during the third quarter of 2010), respectively.  For the year ended December 31, 2009, 15 suppliers collectively accounted for 83.6% and 66.0% of our total purchases of finished products and raw materials (for our own production), respectively.  We do not have any long-term written agreements with any of our suppliers and do not anticipate entering into any such agreements in the near future.  We do not believe that the loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Our continued operations depend on current fashion trends.  If our designs and products do not continue to be fashionable, our business could be adversely affected.

Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent and build on our brands and image at a pace and intensity competitive with our competition.  The novelty and the design of our apparel are critical to our success and competitive position, and the inability to continue to develop and offer unique products to our customers could harm our business.  We cannot be certain that trendy apparel and related accessories will continue to be fashionable.  Should the trend steer away from apparel and related accessories such as ours, our sales could decrease and our business could be adversely affected.  In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the growth of our brand image.  If we are unable to timely and appropriately respond to changing consumer demand, our brand names and brand image may be impaired.  Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brands with styles that are no longer popular.  In the past, many apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.

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

We have a limited operating history.  Yinglin Jinduren commenced business in 2004.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the apparel industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;

•	attract additional customers and increase spending per customer;

•	respond to competitive market conditions;

•	increase awareness of our brands and continue to develop customer loyalty;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our net sales from $4.74 million in 2004 to $73.83 million in 2010.  We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth.  Future growth may place a significant strain on our management and operations.  As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded.  As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business.  Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

Our distributors operate, directly or indirectly via third parties, their POS.  We do not own or operate any POS ourselves.  We depend on our distributors’ regional retail experience and economies of scale.  We may not be able to expand the geographical coverage of our existing distributors, or be able to engage new distributors who have strong network and retail experience, which may substantially impair our sales targets.  We rely on our distributors in the management and expansion of their retail sales networks.  Even though we provide retail policies and guidelines, training, advertising and marketing support, our distributors might not carry out our visions and satisfy the needs of our business.  Our sales to distributors also may not correlate directly to the demand for our products by end customers.  If our distributors mismanage and do not effectively expand our retail network, our business and our reputation can be adversely affected.

We rely on outsourcing for all of our manufacturing needs.  Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source all of our products from independent O.E.M. manufacturers who supply their own raw materials.  As a result, we must locate and secure production capacity.  We depend on these manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our O.E.M. manufacturers, who generally may unilaterally terminate their relationship with us at any time.

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

We do not engage in any retail sales.  Instead, we sell our products to our distributors who, in turn, sell them at the POS that they operate. Presently we have distribution agreements with 12 distributors.  For the year ended December 31, 2009, four of our distributors each accounted for 10% or more of our total net sales, or 54.58% of our total net sales in the aggregate.  For the year ended December 31, 2010, three of our distributors each accounted for 10% or more of our total net sales, or 41.93% of our total net sales in the aggregate.  We do not believe that there is any material risk of loss of any of these distributors during the next 12 months.  We believe that we could replace any of these distributors within 12 months, such that the loss of a distributor would not have a material adverse effect on our financial condition in the long term.  None of our affiliates are officers, directors, or material shareholders of any of these distributors.

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

We will continue to incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Exchange Transaction.  We will incur costs associated with our public company reporting requirements.  We will incur costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management.  The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements.  We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe.  Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment, when such opinion is required.  Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Additionally, if we are able to upgrade to a senior exchange such as the NASDAQ Capital Market, we will incur listing fees as well as other costs to comply with the exchange requirements

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We must attract more consumers within our targeted profile to our brands.

Our current products are weighted towards Chinese male consumers 18 to 45 years of age.  If we are not successful in attracting consumers within our demographic profile for our brand, our results of operation and our ability to grow will be adversely affected.

Risks Related to Our Corporate Structure

If the Chinese government determines that the contractual arrangements through which we control Yinglin Jinduren do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that such agreements do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the contractual arrangements with Yinglin Jinduren and its owners, as well our ability to enforce our rights thereunder comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 requires companies to register security interests on equity interests granted under equity pledge agreements with the local Administration for Industry and Commerce. However, it is unclear whether or not the Company is required to register the security interests under the Property Rights Law because HK Dong Rong entered into the equity pledge agreement with Yinglin Jinduren in 2005, prior to the October 1, 2007 enactment of the Property Rights Law. This law does not state that it is applicable to transactions prior to its 2007 enactment date and the security interests granted under the equity pledge agreement have not been registered. Because such registration has not been completed, there is a risk that HK Dong Rong may not be able to enforce its rights under the equity pledge agreement. In the event Yinglin Jinduren’s equity owners, our CEO Mr. Wu and his brother Mr. Zhifan Wu (collectively the “Yinglin Jinduren Equity Owners”), fail to perform their contractual obligations under the equity pledge agreement, HK Dong Rong, as pledgee, becomes entitled to exercise its rights under the equity pledge agreement including the right to vote with, control and sell the pledged equity interests. If a dispute arises between the Company and the Yinglin Jinduren Equity Owners and Yinglin Jinduren Equity Owners breach their obligations under the equity pledge agreement by selling the equity ownership of Yinglin Jinduren to a third party without the Company’s consent, HK Dong Rong may not be able to enforce such rights and claim a superior security interest over the pledged equity interests as against a bona fide purchaser of such equity interests because HK Dong Rong’s security interests in the pledged equity interests were not registered with the local Administration for Industry and Commerce. If Yinglin Jinduren is sold to a bona fide purchaser and the Company is unable to enforce the security interests granted under the equity pledge agreement to prevent the completion of such sale, then there is a potential risk that Yinglin Jinduren’s bona fide purchaser may, in turn, refuse to perform all of Yinglin Jinduren’s obligations to the Company under the contractual arrangements including Yinglin Jinduren’s obligation to pay the Company fees equal to Yinglin Jinduren’s net income. Such refusal would result in the Company effectively losing control over its business operations, which are currently conducted through Yinglin Jinduren, thereby severing the Company’s ability to continue receiving payments from Yinglin Jinduren and leaving the Company with no or minimal operations and assets. If the Company losses control over Yinglin Jinduren’s operations and the fee payments that it currently receives from Yinglin Jinduren under the contractual arrangements because Yinglin Jinduren and Yinglin Jinduren’s Equity Owners breach their obligations under the equity pledge agreement or the other contractual arrangement agreements or commit fraud in performing their obligations under such agreements, then the Company would no longer be considered the “primary beneficiary” of Yinglin Jinduren’s operations, and thus it would no longer be able to consolidate Yinglin Jinduren’s results, assets and liabilities in the Company’s financial statements.

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

As we do no direct ownership of Yinglin Jinduren, the imposition of any of these penalties may have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.

We have no equity ownership interest in Yinglin Jinduren, and rely on contractual arrangements to control the company.  We cannot assure you that the owners of Yinglin Jinduren will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership.  For example, Yinglin Jinduren could fail to take actions required for our business despite its contractual obligation to do so.  If Yinglin Jinduren fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before The China International Economic and Trade Arbitration Commission (CIETAC).  To initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance.  Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Yinglin Jinduren of the proceeding.  Yinglin Jinduren will have 45 days from the receipt of such notice to prepare its statement of defense.  While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations.  Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese.  As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Yinglin Jinduren, which could materially and adversely affect our business, financial conditions and results of operations.

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

In October 2005, the State Administration of Foreign Exchange (“SAFE”) promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75, that states that if PRC citizens residing in the PRC, or PRC residents, use assets or equity interests in their PRC entities as capital contributions to establish offshore companies or inject assets or equity interests of their PRC entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies.  They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spin-off transactions, long-term equity or debt investments or uses of assets in China to guarantee offshore obligations.  Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the PRC entity.

Although Mr. Qingqing Wu, our principal shareholder, resides in the PRC, he is a foreign national.  As such, he has not registered with the local branch of the SAFE under Circular No. 75.  However, we cannot provide any assurance that SAFE may nevertheless require Mr. Wu to comply with such registration requirement.  Should SAFE make such determination, failure to comply could subject us to fines or sanctions imposed by the PRC government, which may adversely affect our business..

Risks Related to Doing Business in China

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

Our management team in China lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Other than our CFO, the individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

The PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008.  The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations.  All of our business operations are conducted by our wholly-owned subsidiary in the PRC, China Dong Rong, which is deemed to be a wholly foreign owned enterprise (“WFOE”).  If and when China Dong Rong elects to pay dividends, any such dividends paid to us may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law.  If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of March 16, 2011, our principal shareholders, including our officers and directors and their affiliated entities, owned approximately 51.87% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

The full conversion and exercise of certain outstanding series A convertible preferred stock and warrants could result in the substantial dilution of the Company in terms of a particular percentage ownership in our Company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

As of March 30, 2011, there were 966,760 shares of series A convertible preferred stock outstanding, as well as 1,716,877 warrants with an exercise price of $3.43 per share. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of their investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the outstanding series A convertible preferred stock and warrants would have increased the outstanding common shares as of March 30, 2011, by approximately 14.46% to approximately 21,239,806 shares.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in, and operate from, Fujian Province, China. Our current operating facility is as follows:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
11/F., 157 Taidong Road, Xiamen Guanyin Shan International Commercial Operation Centre, A3-2, Siming District, Xiamen, Fujian Province, PRC	Design, marketing, sales and purchasing	1,376	October 8, 2012

We are leasing the Xiamen office under a property lease agreement that expires October 7, 2012, with monthly lease amount of RMB 39,902. Rental expense was $71,000 and $66,000 for 2010 and 2009 respectively.  We believe that the office is well maintained and in good operating condition, and is sufficient for our current business operations.

In the third quarter of 2010, we began to outsource 100% of our manufacturing to third-party O.E.M. manufacturers. See “Business - Our Suppliers and Manufacturers.” Accordingly, we are in the process of disposing our manufacturing-related assets, including the building that houses our manufacturing facility and the land use right for the land on which the building occupies. See “Business – Transfer of Business Operations to China Dong Rong – Sales of the Manufacturing Assets.”

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 2, 2008, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “SNOH.” On January 16, 2009, in connection with a 1-for-100 reverse split of our issued and outstanding shares of common stock, our symbol changed to “SICI.”  On March 20, 2009, in connection with our name change that went effective March 20, 2009, our symbol changed to “VLOV.”

The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years and interim periods, as reported by the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2011
Quarter ended March 31, 2011 (through March 30, 2011)	$1.40	$2.05

2010
Quarter ended December 31, 2010	$2.00	$3.40
Quarter ended September 30, 2010	2.85	5.49
Quarter ended June 30, 2010s	3.00	6.00
Quarter ended March 31, 2010	4.00	7.00

2009
Quarter ended December 31, 2009	$2.95	$7.50
Quarter ended September 30, 2009	1.00	5.50
Quarter ended June 30, 2009	1.25	2.50
Quarter ended March 31, 2009	0.28	8.00

* Price adjusted to reflect 1-for-100 reverse split effected January 12, 2009.
** Our common stock had no active trading market until April 2, 2008.

The last reported closing sales price for shares of our common stock was $1.57 per share on the OTCBB on March 11, 2011.

Holders

As of March 16, 2011, we had 74 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent.

Transfer Agent

Our transfer agent is Transfer Online, whose address is 317 SW Alder Street, Portland, Oregon 97204, and whose telephone number is (503) 227-2950.

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

Recent Sales of Unregistered Securities

From October 1, 2010 to the date of this report, the Company issued an aggregate of 512,898 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 512,898 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing. The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design, develop, manufacture, distribute and sell casual apparel and clothing products in the PRC targeted toward middle-class Chinese men under our VLOV brand. We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  As of December 31, 2010, we had agreements with 12 distributors throughout northern, central and southern China.  After distributors place purchase orders for our products, such products are manufactured by us and our outsourced manufacturers and delivered to our distributors.  As of December 31, 2010, our distributors owned and operated 526 points of sales, or POS, across the PRC, including counters, concessions and stand-alone stores and store-in-stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China.

Our goal is to provide stylish, fashion-forward clothing, to our target customer, the male Chinese consumer aged 18 to 45. To achieve this goal, we must maintain our overall brand image and make our brands more exclusive. We, along with our distributors, believe that certain types of POS (counters and concessions) lessen our overall brand value. In this regard, since March 31, 2010 our distributors collectively closed more than 200 counters and concessions and opened 36 stand-alone stores reflecting VLOV’s upscale brand image.  To date, our distributors have been willing to make such investments because we have increased our marketing budget significantly as a percentage of our revenue and because of our ability to produce clothing that we believe is reflective of our brand image. Ultimately, our goal is for our distributors to move towards stand-alone stores as this will continue to enhance our brand value amongst our target consumer base.

During 2010, all of our business operations were carried out by our variable interest entity Yinglin Jinduren, which we controlled through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong.  Since January 1, 2011, we have been in the process of transferring all of our business operations, comprising of design, marketing, sales and purchasing, to our wholly-owned subsidiary China Dong Rong. As of the date of this report, all of our business operations are carried out by China Dong Rong. See “Business – Transfer of Business Operations to China Dong Rong.”

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

From Date of Invoice to Customer:	December 31, 2010	December 31, 2009
0-30 days	$10,158	$6,914
31-60 days	11,028	2,190
61-90 days	-	-
91-120 days	-	-
121 days and above	-	-
Allowance for bad debts	-	-
Total Accounts Receivable	$21,186	$9,104

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

Other receivables were $2 thousand and $87 thousand as of December 31, 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We have concluded all PRC corporate income tax matters through December 31, 2010 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  At December 31, 2010, the warrants that we issued in connection with sales of our series A convertible preferred stock in November 2009 and our common stock in December 2009 are accounted for as derivative instrument liabilities.  We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Results of Operations

	Year Ended December 31,
	2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$64,343	100.00%	$73,834	100.00%
Gross Profit	$23,263	36.15%	$29,971	40.59%
Operating Expenses	$9,694	15.07%	$12,624	17.01%
Income From Operations	$13,569	21.08%	$17,347	23.49%
Other (Expenses) / Income	$982	1.53%	$2,365	3.20%
Income Tax Expense	$4,106	6.38%	$4,726	6.40%
Net Income	$10,445	16.23%	$14,986	20.30%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales were $73,834 for the year ended December 31, 2010 compared with $64,343 for 2009, an increase of $9,491 or 14.75%.  We generate revenue primarily from the sales of our apparel products to our distributors, who retail them throughout northern, central and southern China.  These retail locations, also known as points of sales (“POS”), include counters, concessions, stand-alone stores and store-in-stores. We design and create samples, which are presented to our distributors at our biannual previews for their selection and purchase based on what they believe will sell most effectively in their POS. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed. We believe that our sales are driven by marketing and advertising as well as by creating fashionable designs. We do not own or operate any retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. The increase in our sales was primarily attributable to increased sales in the provinces of Shandong, Liaoning, Sichuan and Fujian, as well as increased advertising.

We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via stand-alone stores and store-in-stores and not through counters and concessions as we believe that stand-alone stores and store-in-stores strengthen our brand image with consumers. In this regard, our distributors have collectively closed more than 200 counters and concessions since March 31, 2010 and have opened 36 stand-alone stores as of December 31, 2010 that reflect our upscale brand image.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Years Ended December 31,
	2009		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth (Decline) in 2010 compared with 2009
Beijing	$2,963	4.60%	$3,749	5.08%	26.53%
Zhejiang	$12,206	18.97%	$11,928	16.16%	(2.28)%
Shandong	$7,204	11.20%	$9,174	12.43%	27.35%
Jiangxi	$6,997	10.87%	$6,327	8.57%	(9.58)%
Yunnan	$6,345	9.86%	$5,991	8.11%	(5.58)%
Shanxi	$4,634	7.20%	$5,153	6.98%	11.20%
Liaoning	$4,896	7.61%	$6,549	8.87%	33.76%
Hubei	$8,712	13.54%	$9,592	12.99%	10.10%
Henan	$4,668	7.26%	$4,922	6.67%	5.44%
Guangxi	$4,360	6.78%	$4,982	6.75%	14.27%
Sichuan	$829	1.29%	$2,745	3.72%	231.12%
Fujian	$529	0.82%	$2,722	3.69%	414.56%
Total Net Sales	$64,343	100.00%	$73,834	100.00%	14.75%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Years Ended December 31,
	2009		2010
	Amount	% of net sales	Amount	% of net sales
Total Net Sales	$64,343	100.0%	$73,834	100.00%
O.E.M. Finished Goods Cost	$36,605	56.89%	$42,359	57.37%
Raw Materials	$3,040	4.72%	$1,109	1.50%
Labor	$1,168	1.82%	$279	0.38%
Overhead and Other Expenses	$267	0.42%	$116	0.16%
Total Cost of Sales	$41,080	63.85%	$43,863	59.41%
Gross Profit	$23,263	36.15%	$29,971	40.59%

During the third quarter of 2010 we began to fully outsource our manufacturing to third parties. Our products are manufactured on our behalf by third parties, based on orders for our products that we receive from our distributors, which orders are based on the clothing samples we design and create.

Historically, we outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, which supply their own raw materials. Beginning in 2009, we have shifted our outsourcing entirely to O.E.M. manufacturers.

As we shifted away from sub-contract manufacturing and manufacturing product ourselves entirely to O.E.M. manufacturing in 2010, the components of our cost of sales have correspondingly shifted. Raw material costs accounted for 1.50%, of our total net sales in 2010, compared with 4.72% in 2009. With the shift to O.E.M. manufacturing, O.E.M. finished goods cost, representing our purchase of finished products from the O.E.M. manufacturers, correspondingly increased accounting for 57.37% of our total net sales in 2010, compared with 56.89% in 2009.

Labor cost accounted for 0.38% of our total net sales in 2010, compared with 1.82% in 2009. The decrease reflects our shift to outsourcing all of our manufacturing needs. Similarly, overhead and other expenses decreased to 0.16% of total net sales in 2010, from 0.42% for 2009.

Total cost of sales for 2010 was $43,863, an increase of 6.77% from $41,080 for 2009. As a percentage of total net sales, our cost of sales decreased to 59.41% of total net sales for 2010, down from 63.85% of total net sales for 2009.  Consequently, gross margin as a percentage of total net sales increased to 40.59% for 2010 from 36.15% for 2009.  Our gross margin increased due to the shift to completely outsourcing our manufacturing needs, as well as focusing production and marketing on higher margin items such as suits, down jackets and leather jackets.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Years Ended December 31,
	2009				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$2,963	$1,890	$1,073	36.21%	$3,749	$2,216	$1,533	40.89%
Zhejiang	$12,206	$7,790	$4,416	36.18%	$11,928	$7,024	$4,904	41.11%
Shandong	$7,204	$4,597	$2,607	36.19%	$9,174	$5,419	$3,755	40.93%
Jiangxi	$6,997	$4,467	$2,530	36.16%	$6,327	$3,723	$2,604	41.16%
Yunnan	$6,345	$4,049	$2,296	36.19%	$5,991	$3,530	$2,461	41.08%
Shanxi	$4,634	$2,957	$1,677	36.19%	$5,153	$3,036	$2,117	41.08%
Liaoning	$4,896	$3,123	$1,773	36.21%	$6,549	$3,864	$2,685	41.00%
Hubei	$8,712	$5,559	$3,153	36.19%	$9,592	$5,653	$3,939	41.07%
Henan	$4,668	$2,979	$1,689	36.18%	$4,922	$2,903	$2,019	41.02%
Guangxi	$4,360	$2,782	$1,578	36.19%	$4,982	$2,936	$2,046	41.07%
Sichuan	$829	$527	$302	36.43%	$2,745	$1,643	$1,102	40.15%
Fujian	$529	$360	$169	31.95%	$2,722	$1,916	$806	29.61%
Total	$64,343	$41,080	$23,263	36.15%	$73,834	$43,863	$29,971	40.59%

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

	Years Ended December 31,
	2009		2010
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$23,263	36.15%	$29,971	40.59%
Operating Expenses:
Selling Expenses	4,604	7.16%	8,568	11.60%
General and Administrative Expenses	5,090	7.91%	4,056	5.49%
Total	9,694	15.07%	12,624	17.10%
Income from Operations	13,569	21.08%	17,347	23.49%

Selling expenses were $8,568 in 2010, compared with $4,604 in 2009, increase of $3,964 or 86.10%.  The increase was mainly due to additional advertising expense, which increased 79.24% year-over-year from $3,179 for 2009 to $5,698 for 2010. In order to increase our brand image and awareness, we anticipate that our selling expenses will continue to increase in absolute dollars and as a greater percentage of total revenue, as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets.

General and administrative expenses decreased from $5,090 for 2009 to $4,056 for 2010, a decrease of $1,034 or 20.31%.  The decrease was mainly due to higher professional fees incurred during the year ended December 31, 2009 relating to our reverse acquisition transaction in February 2009, including legal and accounting fees. As we continue to further improve our operating infrastructure and incur expenses related to being a U.S. public company, however, we anticipate that our general and administrative expenses will increase in absolute dollars as well as a percentage of total revenues.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars, except for percentages)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges. During the years ended December 31, 2010 and 2009, we recorded gains of $2,351 and $1,009, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Interest Income (amounts in thousands, in U.S. Dollars, except for percentages)

Interest income was $81 for 2010 compared with $31 for 2009.

Interest Expense (amounts in thousands, in U.S. Dollars, except for percentages)

Interest expense was $67 for 2010 compared with $58 for 2009.

Income Tax Expenses  (amounts in thousands, in U.S. Dollars, except for percentages)

In both 2009 and 2010, we were subject to income tax at a rate of 25%. Income tax expense for 2010 and 2009 amounted to $4,726 and $4,106,000, respectively. The increase in income tax expense was a result of increased operating income.

Net Income  (amounts in thousands, in U.S. Dollars, except for percentages)

As a result of the foregoing, net income for the year ended December 31, 2010 was $14,986, an increase of 43.48% from $10,445 for 2009.

Net Income Attributable to Common Shareholders (amounts in thousands, in U.S. Dollars, except for percentages)

Net income attributable to our common shareholders was $14,986 for 2010, compared with $6,442 of net income attributable to common shareholders from a year ago, an increase of 132.63%

Liquidity and Capital Resources

Year ended December 31, 2010 vs. 2009 (amounts in thousands, in U.S. Dollars, except for percentages)

Net cash provided by operating activities in 2010 was $1,204 as compared with $5,668 in 2009. This decrease of $4,464 was mainly attributable to year-over-year increases in accounts receivable of $9,132 and prepaid expenses of $2,778. These increases were offset by a year-over-year increase in net income of $4,541 and a decrease in trade deposits of $4,153. Our accounts receivable balance increased as some distributors paid later, but within trade terms.

Net cash used in investing activities was $3,029 in 2010, compared with $23 net cash provided by investing activities in 2009. The net cash used in investing activities was mainly due to a time deposit balance made of $3,020 that was invested into a time deposit with a maturity date of March 31, 2011.

Net cash provided by financing activities was $2,415 in 2010, compared with net cash provided by financing activities of $2,480 in 2009. The decrease in net cash provided by financing activities was mainly due to the financing we completed in the fourth quarter of 2009.

As of December 31,2010, we had cash and cash equivalents of $12,013, total current assets of $41,825 and current liabilities of $7,728 which is net of the $1,312 derivative liability.  The $1,312 derivative liability relating to our outstanding warrants will be allocated to equity when the warrants are exercised and eliminated when the warrants expire. The $1,312 derivative liability does not require a cash settlement. We presently finance our operations primarily from the cash flow from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.

On November 19, 2009, we incorporated China Dong Rong with $8,000 in registered capital of which $4,000 was funded. There was no restriction on the funds contributed, and therefore such contribution is not reflected as a statutory reserve.  The remaining $4,000 in registered capital, which is required to be contributed by November 19, 2011, was funded on March 10, 2011.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$607	$607	$-

Operating Leases	124	70	54

Total Contractual Obligations:	$731	$67	$54

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

We have audited the accompanying consolidated balance sheets of VLOV, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP
Indianapolis, Indiana
March 31, 2011

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands – except for share and per share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$12,013	$11,036
Time deposits	3,020	-
Accounts and other receivables	21,222	9,191
Amount due from director	-	2,428
Trade deposits	4,806	2,309
Inventories	654	285
Prepaid expenses	110	763
Total current assets	41,825	26,012
Property, plant and equipment, net	947	966
Land use rights	261	263
TOTAL ASSETS	$43,033	$27,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,254	$2,565
Accrued expenses and other payables	1,446	583
Amount due to director/officers	162	30
Derivative liability	1,312	3,684
Short-term bank loans	607	734
Income taxes payable	2,259	1,601
Total current liabilities	9,040	9,197
Non-current Liabilities:
Other payable	-	75
Total liabilities	9,040	9,272

Commitments	-	-

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 18,424,169 and 16,667,957 shares respectively issued and outstanding	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 1,048,759 and 2,796,721 shares issued and outstanding (liquidation preference $2,999,451 and $7,998,622)	1,492	4,003
Additional paid-in capital	8,873	6,319
Statutory reserve	913	913
Retained earnings	21,159	6,173
Accumulated other comprehensive income	1,555	560
Total stockholders' equity	33,993	17,969

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,033	$27,241

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands – except for share and per share data)

	Year Ended December 31,
	2010	2009

Net sales	$73,834	$64,343
Cost of sales	43,863	41,080
Gross profit	29,971	23,263

Operating expenses:
Selling expenses	8,568	4,604
General and administrative expenses	4,056	5,090
	12,624	9,694

Income from operations	17,347	13,569

Other income (expenses):
Change in fair value of derivative liability	2,351	1,009
Interest income	81	31
Interest expense	(67)	(58)
	2,365	982

Income before provision for income taxes	19,712	14,551
Provision for income taxes	4,726	4,106

Net income	14,986	10,445

Other comprehensive income:
Foreign currency translation adjustment	995	17

Comprehensive income	$15,981	$10,462

Net income	14,986	10,445

Less: Deemed dividend on Series A Convertible Preferred Stock	-	4,003
Net income attributable to common stockholders	$14,986	$6,442
Allocation of net income for calculating basic earnings per share:
Net income attributable to common stockholders	13,414	6,442
Net income attributable to preferred stockholders	1,572	-
Net income	14,986	6,442

Basic earnings per share	$0.77	$0.41

Diluted earnings per share	$0.77	$0.40

Weighted average number of common shares outstanding:
Basic	17,436,229	15,898,584

Diluted	19,480,157	15,949,034

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2009	14,560,000	$1	-	$-	$1,236	$913	$543	$4,876	$7,569
Shares issued in reverse merger acquisition	1,454,421	-	-	-	-	-	-	-
Sale of preferred stock and warrants	-	-	2,796,721	7,999	-	-	-	-	7,999
Sale of common stock and warrants	653,536	-	-	-	1,870	-	-	-	1,870
Fair value of warrant liability	-	-	-	(3,996)	(698)	-	-	-	(4,694)
Preferred stock - beneficial conversion feature	-	-	-	(4,003)	4,003	-	-	-
Preferred stock - deemed dividend	-		-	4,003	-	-	-	(4,003)	-
Issuance fees and costs	-	-	-	-	(92)	-	-		(92)
Net income	-	-	-	-	-	-	-	10,445	10,445
Foreign currency translation adjustment	-	-	-	-	-	-	17	-	17
Dividend (declared)*	-	-	-	-	-	-	-	(5,145	(5,145)
Balance at December 31, 2009	16,667,957	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969

Net income								14,986	14,986
Foreign Currency Translation Adjustment							995		995
Conversion of Preferred Stock to Common Stock	1,747,962		(1,747,962)	(2,511)	2,511				-
Warrants Converted	8,250				43				43
Issuance of shares to officers	20,000

Balance at December 31, 2010	18,444,169	$1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993

See accompanying notes to consolidated financial statements

* The dividend was paid to the private shareholders prior to the reverse merger.

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$14,986	$10,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	90
Gain on disposal of property, plant and equipment	-	(2)
Change in fair value of derivative liability	(2,351)	(1,009)
(Increase) decrease in assets:
Accounts receivable	(12,189)	(3,057)
Trade deposits	1,846	(2,307)
Inventories	(350)	228
Prepaid expenses	(3,542)	(764)
Increase (decrease) in liabilities:
Accounts payable	586	525
Accrued expenses and other payables	1,555	1,531
Income and other tax payables	592	(12)

Net cash provided by operating activities	$1,204	$5,668

Cash flows from investing activities:
Purchases of property, plant and equipment	(9)	-
Proceeds from property, plant and equipment disposals	-	23
Time deposits	(3,020)
Net cash provided by (used in) investing activities	$(3,029)	$(23)

Cash flows from financing activities:
Amount due to/from director/officers	2,563	(2,400)
Pledged bank deposits	-	88
Proceeds from equity financing	-	9,776
Proceeds from debt financing	592	733
Payments of short-term debt	(740)	(586)
Payments of dividend	-	(5,131)
Net cash provided by financing activities	2,415	2,480
Effect of exchange rate changes	387	2
Net increase in cash and cash equivalents	977	8,173
Cash and cash equivalents, beginning of year	11,036	2,863
Cash and cash equivalents, end of year	$12,013	$11,036

Supplemental disclosure of cash flow information:
Interest paid	$67	$58
Income taxes paid	$4,110	$3,528

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of business and organization

VLOV Inc. (the “Company”) was incorporated in the State of Nevada on October 30, 2006, under the name “Sino Charter, Inc.” The Company changed its name to “VLOV, Inc.” on March 20, 2009. The Company designs, manufactures and sells men’s fashion apparel under the brand name “VLOV”. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

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

The Company does not conduct any substantive operations of its own; as of December 31, 2010, all of the Company’s operations were conducted by a variable interest entity, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by Dong Rong Capital Investment Limited (“HK Dong Rong”). HK Dong Rong is a limited liability company incorporated in Hong Kong on January 5, 2005 originally under the name “Korea Jinduren (International) Dress Limited” (“Korea Jinduren”), and was acquired by PXPF from the majority shareholders of PXPF on September 22, 2008. PXPF is a limited liability company incorporated in the British Virgin Islands (“BVI”) on April 30, 2008.

Yinglin Jinduren is a limited liability company incorporated without shares in the PRC on January 19, 2002, of which the initial paid-in capital of RMB10,000,000 (approximately $1,237,000) was funded by the majority shareholders of PXPF. The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director. Mr. Qingqing Wu is the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.

On December 28, 2005, HK Dong Rong (then known as Korea Jinduren) entered into certain exclusive agreements with Yinglin Jinduren and its equity owners. Pursuant to these agreements, HK Dong Rong provides exclusive consulting services to Yinglin Jinduren in return for a consulting services fee which is equal to Yinglin Jinduren’s net profits. Prior to the Share Exchange, however, certain dividends were declared and paid from Yinglin Jinduren’s net income to its equity owners. In addition, Yinglin Jinduren’s equity owners have pledged their equity interests in Yinglin Jinduren to HK Dong Rong, irrevocably granted HK Dong Rong an exclusive option to purchase all or part of the equity interests in Yinglin Jinduren and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by HK Dong Rong.

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

On November 19, 2009, HK Dong Rong incorporated Dong Rong (China) Co., Ltd. in the PRC as its wholly-owned subsidiary (“China Dong Rong”), with registered capital of $8 million of which $4,000,000 was funded as of December 31, 2010. There is no restriction on the funds contributed, and therefore such contribution is not reflected as a statutory reserve. It is the intention of the Company and the equity owners of Yinglin Jinduren to transfer the business operations of Yinglin Jinduren to China Dong Rong; however, such transfer had not occurred as of December 31, 2010.

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

Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company was at book value. As of December 31, 2010, the Company had no other business activities except for the exclusive agreements with Yinglin Jinduren and its shareholders.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity, Yinglin Jinduren. All significant inter-company transactions and balances between the Company, its subsidiaries and the variable interest entity are eliminated upon consolidation.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate primarily to the valuation of long-lived assets and the identification and valuation of derivative instruments. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from these estimates.

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

All of the Company’s products are manufactured on its behalf by third parties, based on orders for the Company’s products received from customers. The Company is responsible for product design, product specification, pricing to the customer, the choice of third-party manufacturer, product quality and credit risk associated with the customer receivable. As such, the Company acts as a principal and records revenues on a gross basis.

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

The Company, at times, invests excess funds in time deposits with original maturity dates beyond three months. The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost. The carrying value of time deposits approximated the fair value of securities at December 31, 2010.

(h)	Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect. The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. Interest is not normally charged on accounts receivables. As of December 31, 2010, there were no accounts receivable aged greater than 90 days and management has determined no allowance for uncollectible amounts is necessary.

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

(k)	Trade deposits

The Company places trade deposits with new third party suppliers in order to secure its ability to order product. The trade deposits are recorded at the amount paid to the Company’s third party supplier. Trade deposits are applied against the suppliers ’ invoices for inventory purchases. Inventory is recorded when received or title transfers to the Company.

(l)	Foreign Currency Translation

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency. The consolidated financial statements of the Company are translated from RMB into U.S. Dollars. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the People's Bank of China on December 31, 2010 and 2009 were $1.00 to RMB 6.59 and RMB 6.82, respectively. The average translation rates of $1.00 to RMB 6.76 and RMB 6.82 was applied to the income statement accounts for the years ended December 31, 2010 and 2009, respectively.

Translation adjustments are recorded as other comprehensive income (loss) in the consolidated statements of stockholders’ equity and comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. Since then, the PBOC administers and regulates the exchange rate of U.S. Dollars against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(m)	Land use rights

All land in the PRC is state-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land.

Land use right is stated at cost less accumulated amortization and impairment losses. Amortization is calculated on the straight-line method over the estimated useful life of 50 years. The Company’s land use right expires in 2054.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. At December 31, 2010 and 2009, the Company determined that there was no impairment with respect to the land use rights.

(n)	Long-Lived Assets

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

(o)	Comprehensive Income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the years ended December 31, 2010 and 2009 were $995,000 and $17,000, respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

(p)	Income Taxes

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

(q)	Advertising Costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run. Advertising expense for the years ended December 31, 2010 and 2009 were approximately $5.70 million and $3.18 million, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

Advertising subsidy expense are costs that are reimbursed by the Company to a distributor primarily for display structures and large-scaled outdoor advertisings if the distributor makes a certain amount of purchases from the Company.  The reimbursement amounts and purchase level requirements vary contractually with each Distributor.

(r)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(s)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income. Product design and development costs aggregated approximately $2.23 million and $1.79 million for the years ended December 31, 2010 and 2009, respectively.

(t)	Derivative Financial Instruments

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

(u)	Fair Value of Financial Instruments

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

(v)	Earnings Per Share

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

(w)	New Accounting Pronouncements

The following lists the Accounting Standards Codification Updates that are relevant to the Company’s consolidated financial statements and were effective during the periods covered by these financial statements. These pronouncements, however, did not have a material impact on the Company’s financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)	TIME DEPOSITS

Time deposits (in thousands):

	December 31,	December 31,
	2010	2009

Time deposits	$3,020	$-

Time deposits represent amounts deposited with Xiamen International Bank and mature on March 31, 2011.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Raw materials	$	$145
Work in process		15
Finished goods	654	125

	$654	$285

(4)	TRADE DEPOSITS

Trade deposits (in thousands):

	December 31,	December 31,
	2010	2009

Trade deposits	$4,806	$2,309

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of December 31, 2010 and 2009, the Company had trade deposits with 24 and 5 manufacturers, respectively.   57.3% of the balance as of December 31, 2010 was made to 4 manufacturers, while 99.1% of the balance as of December 31, 2009 was made to 4 manufacturers.

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,	December 31,
	2010	2009

Buildings	$946	$914
Furniture, fixtures and equipment	86	83
Motor vehicles	202	196
Office equipment	34	24
Plant and machinery	214	207
Total property, plant and equipment	1,482	1,424
Less : accumulated depreciation	(535)	(458)
	$947	$966

Depreciation expense was $61,000 and $80,000 for the years ended December 31, 2010 and 2009, respectively.

During the third quarter of 2010, the Company stopped its direct manufacturing and shifted to outsourcing all manufacturing to third parties. See Note 20 (Subsequent Event) as to the Company’s sales of its manufacturing-related assets during the first quarter of 2011.

(6)	LAND USE RIGHTS

Land use rights are summarized as follows (in thousands):

	December 31,	December 31,
	2010	2009

Land use rights	$325	$315
Less : accumulated amortization	(64)	(52)
	$261	$263

Amortization expense was $10,000 for each of the years ended December 31, 2010 and 2009, respectively.

During the third quarter of 2010, the Company stopped its direct manufacturing and shifted to outsourcing all manufacturing to third parties. See Note 20 (Subsequent Events) as to the Company’s sales of its manufacturing-related assets during the first quarter of 2011.

(7)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	December 31,	December 31,
	2010	2009

Current portion:
Accrued salaries and wages	$36	$165
Accrued expenses (1)	1,215	305
Advertising subsidies payables	195	113
	$1,446	$583
Non-current portion:
Advertising subsidies payables	-	75
	$1,446	$658

(1) Includes $987,000 in estimated liquidated damages relating to the Company’s fourth quarter 2009 financings (See Note 9). The Company is required to register the shares of common stock issued and issuable in connection with the financings, including the shares underlying the preferred stock and warrants issued in the financings, pursuant to an effective registration statement by May 16, 2010. The registration statement was filed on December 17, 2009 and was declared effective on March 30, 2011. Accordingly, the Company has accrued $987,000 and $300,000 as of December 31, 2010 and 2009, respectively, for estimated liquidated damages it expects to be required to pay to the investors in the financings. Pursuant to the agreements entered into in connection with the financings, the total amount of liquidated damages that the Company may be subject to is $987,000, the entire amount of which has been accrued for as of December 31, 2010.

(8)	RELATED PARTY TRANSACTIONS

	December 31,	December 31,
	2010	2009

Amount due from a director (in thousands):
Mr. Qingqing Wu	$-	$2,428
Amounts due to directors/officers (in thousands):
Mr. Qingqing Wu (1)	45	30
Mr. Bennet Tchaikovsky (2)	68
Ms. Ying (Teresa) Zhang (2)	49
Total	$162	$30

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents cash compensation owed to the respective parties.

As described in Note 9, the Company raised capital from October to December 2009 by issuing convertible preferred stock, common stock and warrants.

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

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Exchange Transaction on February 13, 2009. As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration. Mr. Wu is also in the process of transferring the trademarks to Yinglin Jinduren for no consideration as originally intended, although such transfers have not been completed. To date, Yinglin Jinduren has not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis.

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

The Company is required to register the common stock underlying the Preferred Shares and Warrants with the SEC for resale by the Purchasers within 30 days after the final closing and to have the registration statement declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review). If the registration statement is not timely filed or declared effective, the Company will be subject to liquidated damages of 1% of the Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods. As discussed further below, the registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011. As of December 31, 2010, we accrued the full amount of the penalty or $987,000.

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

The Company is required to include the shares of common stock issued in the Common Shares Financing (as well as the shares underlying the Warrants issued) in the registration statement that it is obligated to file to register the common stock underlying the Preferred Shares and Warrants issued in the Preferred Shares Financing. The registration statement was required to be filed on or before December 17, 2009, and must be declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review). If the registration statement is not timely filed or declared effective, the Company will be subject to liquidated damages of 1% of the Purchasers’ aggregate purchase price per month, up to 10%, and pro-rated for partial periods, a maximum amount of approximately $987,000. The registration statement was filed on December 17, 2009 and was declared effective on March 30, 2011. The Company has accrued the full amount of the penalty, or $987,000 at December 31, 2010 for estimated liquidated damages it expects to be required to pay to the Purchasers.

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

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at December 31, 2010 and  2009, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 85%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.44% to 1.41%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At December 31, 2010 and 2009, the following derivative liabilities related to common stock warrants were outstanding:

			Numbers of warrants		Value
Issue date	Expiration date	Exercise price per share	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
October 27, 2009	October 27, 2012	$3.43	723,052	723,052	$546,674	$1,538,959
November 17, 2009	November 17, 2012	$3.43	667,058	675,308	512,180	1,440,952
December 1, 2009	December 1, 2012	$3.43	326,767	326,767	253,397	704,510
			1,716,877	1,725,127	$1,312,251	$3,684,421

During the years ended December 31, 2010 and 2009, the Company recognized unrealized gains of $2,351,000 and $1,009,000 related to the change in the fair value of these derivative instrument liabilities, respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2010 and 2009:

Warrants (in thousands)
Balance- January 1, 2009	-
Issued	4,693
Fair value adjustments	(1,009)
Exercised	-
Balance – December 31, 2009	3,684
Issued	-
Exercised	(21)
Fair value adjustments	(2,351)
Balance – December 31, 2010	1,312

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

(11)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	December 31, 2010		December 31, 2009
		Interest		Interest
	Amount	Rate	Amount	Rate
Bank loan	$607	8.153%	$734	7.700%

As of December 31, 2010 and 2009, the short-term borrowings were secured by a personal guarantee granted by Mr. Qingqing Wu, the Chairman and chief executive officer of the Company.

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

On December 1, 2009, the Company sold 653,536 shares of common stock to certain accredited investors.

During the year ended December 31, 2010, 8,250 warrants and 1,747,962 shares of convertible preferred stock were exercised and converted into 8,250 and 1,747,962 shares of common stock, respectively.

On March 10, 2010, the Company’s board of directors agreed to issue 10,000 restricted shares of common stock to a director in quarterly installments of 2,500 shares beginning with the quarter ending June 30, 2010. The trading value of the granted shares on March 10, 2010 was $6.00 per share for a total value of $60,000. $48,658 was charged as expense for the year ended December 31, 2010.

On April 27, 2010, the Company’s board of directors agreed to issue 20,000 shares of common stock to its chief financial officer during the term of a one-year agreement, which would vest as follows: 3,562 shares on June 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2011 and 1,424 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $5.00 per share for a total value of $100,000, $68,219 was charged as compensation expense for the year ended December 31, 2010.

A summary of the status of the Company’s non-vested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2010	-	-
Granted	30,000	$5.33
Vested	(21,144)	$5.33
Forfeited	-	-
Non-vested at December 31, 2010	8,856	$5.33

As of December 31, 2010, there was $43,123 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors. This cost is expected to be recognized by April 26, 2011. The total fair value of shares vested during the year ended December 31, 2010 was $116,877.

As of December 31, 2010, 18,444,169 shares of common stock were issued and outstanding.

(13)	PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares, respectively, to certain accredited investors. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the year ended December 31, 2010, 1,747,962 Preferred Shares were converted, and at December 31, 2010, 1,048,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,999,451.  At December 31, 2009, 2,796,721 Preferred Shares were outstanding, with an aggregate liquidation preference of $7,998,622.

(14)	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)	Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the year ended December 31, 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Year Ended December 31,
	2010	2009
Income attributable to common shareholders of the Company	13,414	6,442
Income attributable to preferred shareholders of the Company	1,572	-
Net income	$14,986	$6,442
Weighted average number of common shares outstanding	17,436,229	15,898,584

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding assuming conversion of all dilutive potential common shares. The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 (the “Preferred Shares Financing”), and the Warrants issued in connection with both the Preferred Shares Financing and the shares of common stock sold in December 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants. For the year ended December 31, 2009, the Preferred Shares as converted to common stock have been excluded from the diluted earnings per share because to do so would be anti-dilutive.  For the year ended December 31, 2010, the Preferred Shares that were outstanding as of December 31, 2010 are assumed to have been converted into common shares on a 1-for-1 basis. For the year ended December 31, 2010, since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used. As the strike price of the warrants, $3.43 was greater than the closing price of the Company’s stock on December 31, 2010, $2.00, the warrants are considered to be anti-dilutive and are excluded from the diluted earnings per share computation for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009
Net income	$14,986	$6,442
Weighted average number of common shares outstanding	17,436,229	15,898,584

Adjustment for:
Preferred stock	2,043,928	-
Warrants	-	50,450
	19,480,157	15,949,034

(15)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Year Ended December 31,
	2010	2009

PRC enterprise income tax - current	$4,726	$4,106

As of December 31, 2010 and December 31, 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The Company is mainly subject to income taxes in the PRC and provision for the PRC corporate income tax is calculated based on the statutory tax rate of 25%.

The applicable rate of Hong Kong profits tax for the years ended December 31, 2010 and 2009 was 16.5%. However, no provision for Hong Kong profits tax has been made for the years ended December 31, 2010 and 2009 as the Company did not carry on any business which generates profits chargeable to Hong Kong profits tax.

PXPF is a company incorporated as an international company in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2010 and 2009. The Company classifies interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, there was no interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.

The following table reconciles the US statutory rates to the Company's effective tax rate for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

U.S Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC income tax rate	25%	25%
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory tax rate to the Company’s effective tax expense for the years ended December 31, 2010 and 2009:

(in thousands)	Year Ended December 31,
	2010	2009

Theoretical tax expense at PRC statutory tax rate of 25%	$4,928	$3,638
Tax expense effect of non-deductible expenses	386	720
Tax expense effect of non-taxable valuation change (Warrant liability)	(588)	(252)

Effective tax expense	$4,726	$4,106

Non-deductible expenses for the years ended December 31, 2010 and 2009 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(16)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of December 31, 2010, the registered capital was RMB 10,000,000 or $1,517,036 as of December 31, 2010, and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles GAAP.  As of December 31, 2010, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.

(17)	LEASE COMMITMENTS

The Company leases certain facilities under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense amounted to $71,000 and $66,000 for the years ended December 31, 2010 and 2009 respectively.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2010 are as follows (in thousands):

Future minimum payments
Year Ending December 31:
2011	$70
2012	54
$124

(18)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company has distribution agreements with 12 distributors at December 31, 2010 and 2009. The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s sales:

	Year ended December 31,
	2010	2009
Distributors
Distributor A	16.29%	18.97%
Distributor B	13.10%	13.54%
Distributor C	12.53%	11.20%
Distributor D	* %	10.87%

The Company has the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Year ended December 31,
	2010		2009
Vendors
Vendor A	*	%	11.50%
Vendor B	*	%	11.46%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company had the following concentrations of business with each distributor constituting greater than 10% of the Company’s trade receivables:

	December 31,
	2010	2009
Distributors
Distributor A	17.45%	* %
Distributor B	12.36%	10.86%
Distributor C	13.54%	21.68%
Distributor D	*	10.10%

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	December 31,
	2010	2009
Creditors
Creditor A	*	10.43%
Creditor B	*	10.14%
Creditor C	18.87%	*
Creditor D	16.51%	*
Creditor E	13.45%	*
Creditor F	10.71%	*
Creditor G	10.12%	*

* The concentration is less than 10%

(19)	BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were $88,000 and $177,000 for the years ended December 31, 2010 and 2009 respectively.

(20) SUBSEQUENT EVENTS

Commencing January 1, 2011, the Company began to transfer all of the business operations conducted by Yinglin Jinduren to China Dong Rong. On March 10, 2011, the remaining $4 million of China Dong Rong’s registered capital was funded. The transfer of the business operations were completed during the first quarter of 2011, and China Dong Rong now conducts all of the Company’s business operations.

In connection with the foregoing transfer of business operations, and as the Company began outsourcing all of its manufacturing to third-party manufacturers during the third quarter of 2010, the Company began to plan the sales of its manufacturing-related assets during the first quarter of 2011.  To that end, during the first quarter of 2011, the Company sold manufacturing equipment with net book value of $146,000 on December 31, 2010, to an unrelated party for approximately $155,000.

Additionally, during the first quarter of 2011, the Company entered into an agreement with the same unrelated party to sell the building housing its manufacturing facility and the land use right for the land on which the building occupies for approximately $989,000. Under the agreement, 60% of the purchase price was paid during the first quarter of 2011, with the balance due by April 2, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, and have concluded that as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective due to the following material weakness:

Accounting and Finance Personnel Weaknesses – Although the Company retained a part-time Chief Financial Officer who is a Certified Public Accountant and uses outside consultants to assist in the preparation of financial statements, the current on-site accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. In reaching such conclusion, the following factors were considered:

(a) how appropriately we complied with U.S. GAAP in accounting for transactions; and

(b) how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the 2011 fiscal year, we intend to take the following remediation measures:

(1) Recruit sufficient on-site qualified accounting personnel;

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

The effectiveness of these remediation efforts will not be known until the Company performs a test of these controls in connection with management’s tests of internal controls over financial reporting that the Company will undertake as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective April 27, 2010, Mr. Yushan Zheng voluntarily resigned as our Chief Financial Officer. Mr. Zheng’s resignation was not the result of any material disagreement with us or any matter relating to our operations, policies or practices. Our board of directors appointed Mr. Bennet P. Tchaikovsky to replace Mr. Zheng.

Effective June 1, 2010, Mr. Congming Xie and Mr. Zhifan Wu each voluntarily resigned from our board of directors. The decision by each of them to resign from his directorship was not the result of any material disagreement with us or any matter relating to our operations, policies or practices. Our board of directors appointed Mr. Jianhui Wang to fill one of the vacancies created by these resignations.

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Qingqing Wu	40	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	February 23, 2009

Bennet P. Tchaikovsky	41	Chief Financial Officer	April 27, 2010

Jianwei Shen	54	Director	March 7, 2009

Yuzhen Wu	32	Director	March 7, 2009

Ying Zhang	34	Director	March 10, 2010

Jianhui Wang	41	Director	June 1, 2010

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

Bennet P. Tchaikovsky is presently the chief financial officer for China Jo-Jo Drugstores, Inc. (“China Jo-Jo”) which he performs on a part-time basis.  China Jo-Jo is a U.S. public company (NASDAQ: CJJD) operating a chain of pharmacies in China, and Mr. Tchaikovsky assists the company primarily with preparing its financial statements and other financial reporting obligations.  From May 2008 to April 16, 2010, Mr. Tchaikovsky served as the chief financial officer of Skystar Bio-Pharmaceutical Company (“Skystar”) which he performed on a part-time basis.  Skystar is a U.S. public company (NASDAQ: SKBI) that manufactures and distributes veterinary medicines and related products in China, and Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations.  From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group (“Ever-Glory”), and served on the audit committee as chairman and on the compensation committee as a member.  Ever-Glory is a U.S. public company (AMEX: EVK) and apparel manufacturer based in China.  From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc. (“Sino Clean”), and served on the audit committee as chairman and on both the compensation and nominating committees as members.  Sino Clean is a U.S. public company (NASDAQ: SCEI) and manufactures a coal fuel substitute in China.  From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. (“ICT”), a U.S. public company and developer of “one-time-password” security solutions.  In such role, Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations. Mr. Tchaikovsky acted as a consultant to ICT from November 2007 until July 2008. None of the foregoing companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

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

Jianhui Wang is currently the president of Zhongbang Investment Management Group, Inc., a China-based private investment firm, to which he was appointed in August 2008.  Mr. Wang’s experience as an executive officer at several China-based companies as well as his extensive educational background and experience in field of business management were key factors in determining that Mr. Wang should be a member of our board of directors. Prior to that position, from August 2004 to July 2008, Mr. Wang was the vice president and chief financial officer of China World Team Investment Holding Co., Ltd., which plans and promotes sports events and distributes sports drinks in China. Mr. Wang served as the president of Fujian Shishi Sea World Co., Ltd., which develops and produces marine life displays and marine science education programs, from August 2001 to July 2004, and as the vice president and vice chairman of the board of Fujian Dayu Tourism Development Co., Ltd., which develops and manages tourism sites, from June 1998 to July 2001.  From August 1996 to May 1998, Mr. Wang was the vice president of Longchuan (Fujian) Recreation Co., Ltd., which produces marine life displays and develops and manages tourism sites.  None of these companies that Mr. Wang worked with is related to or affiliated with us. Mr. Wang is also a senior economist and visiting professor at Guanghua School of Management at Peking University. Mr. Wang graduated with a Master of Business Administration from Xiamen University in 1995 and obtained his Bachelor of Management Science and Engineering from Wuhan Institute of Economy in 2009.  Mr. Wang’s know-how of managing China-based companies can help our board better evaluate the performance of our and Yinglin Jinduren’s management.

Family Relationships

There are no family relationships between or among any of our current directors or executive officers. Mr. Zhifan Wu, who resigned from board of directors on June 1, 2010, is the brother of Mr. Qinqqing Wu, our chief executive officer.

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

Board of Directors

Our board of directors is currently composed of five members, three or the majority of which, as discussed further below under our discussion regarding director independence, have been determined to be “independent” directors.  All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than one and not more than thirteen.

Our board of directors formally established separate audit, nominating and compensation committees on March 10, 2010.

Audit Committee

Our audit committee began operating in May 2010.  Three independent directors are currently appointed to the audit committee: Ms. Ying Zhang, Dr. Jianwei Shen and Mr. Jianhui Wang. Our board of directors has determined, based on information furnished by Ms. Zhang and other available information, that she meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act, and has accordingly designated her as such as well as chairperson of the committee.

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

Compensation Committee

Our compensation committee began operating in April 2010.  Three independent directors are currently appointed to the compensation committee: Ms. Ying Zhang, Dr. Jianwei Shen and Mr. Jianhui Wang. Dr. Shen is chairperson of the committee. Our compensation committee will oversee and, as appropriate, make recommendations to the board of directors regarding the annual salaries and other compensation of our executive officers and our employees, and other policies, and provide assistance and recommendations with respect to our compensation policies and practices.

Nominating Committee

Our nominating committee began operating in June 2010.  The three independent directors are currently appointed to the nominating committee: Ms. Ying Zhang, Dr. Jianwei Shen and Mr. Jianhui Wang. Ms. Zhang is chairperson of the committee. Our nominating committee will assist in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and assist in filling any vacancies on our board of directors, and consider any nomination of director candidates validly made by stockholders.

Director Independence

Based upon information submitted by Ms. Ying Zhang, Dr. Jianwei Shen and Mr. Jianhui Wang, the board of directors has determined that each of them is “independent” under Rule 5605(a)(2) of The NASDAQ Listing Rules, even though such definition does not currently apply to us because we are not listed on The NASDAQ Capital Market.  Thus, the majority of our board’s five total members are independent directors.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2010, our directors, executive officers and persons who owned more than 10% of a registered class of the Company's equity securities complied with Section 16(a) filing requirements applicable to them, except for the following: (1) Matthew Hayden did not file a Form 4 in connection with his resignation from his officer positions and directorship; (2) MMH Group, LLC did not file a Form 4 in connection with the additional shares of the Company’s common stock it acquired in February 2009; and (3) Ancora Greater China Fund, LP did not file a Form 4 in connection with the additional shares of the Company’s common stock it acquired in February 2009.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer.  A copy of the code of ethics is attached as Exhibit 14.1 to our annual report on Form 10-K filed with the SEC on March 7, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2010 and 2009 by our principal executive officer and each of our other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2010, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Qingqing Wu,	2010	12,278	0	0	0	0	0	0		$12,278
current President,
CEO, Secretary	2009	8,856	0	0	0	0	0	0		$8,856
and COO (1)
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A

Bennet P. Tchaikovsky,	2010	47,753	-	68,220	-	-	-	-		$115,973
CFO (2)
	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A

	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A

Matthew Hayden,	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
former President,
CEO, Secretary,	2009	0	0	0	0	0	0	0		$0
CFO and Treasurer
(3)	2008	0	0	0	0	0	0	0		$0

(1)
Mr. Wu became our president, Chief Executive Officer, Chief Operating Officer and Secretary on February 23, 2009, in connection with our acquisition of PXPF (further described above under the heading “History and Corporate Structure”).  For 2010, all of Mr. Wu’s compensation was paid by Yinglin Jinduren, and is based on interbank exchange rate of RMB 1 to $0.1503 for the year ended December 31, 2010.  Mr. Wu’s compensation does not include or reflect the dividends he received from Yinglin Jinduren as one of its equity owner. Other than compensation that he received from Yinglin Jinduren, Mr. Wu did not receive any compensation from us or any of our subsidiaries during 2010. We currently do not have any plan with respect to Mr. Wu’s compensation, even though Yinglin Jinduren has not declared or paid dividends to its owners since the Exchange Transaction and do not intend to do so in the future.

(2)	Mr. Bennet Tchaikovsky became the Company’s Chief Financial Officer on April 27, 2010.

(3)
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

Potential Payments upon Termination or Change-in-Control

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Employment Agreements

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Loanout Agreement for the Services of Bennet P. Tchaikovsky

On April 27, 2010, we entered into a Loanout Agreement with Worldwide Officers, Inc., a California corporation, pursuant to which we have retained the services of Mr. Bennet P. Tchaikovsky to serve as our Chief Financial Officer for a term of one year. Under the terms of the Loanout Agreement, Mr. Tchaikovsky will perform his duties from the United States and on a part-time basis (90 hours per month), for an annual fee of $70,000. Additionally, Mr. Tchaikovsky will have the right to receive 20,000 shares of our restricted common stock, to vest as follows: 3,562 shares on June 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2011, and 1,424 shares on April 26, 2011. The estimated amount of expense relating to the restricted shares, using the share value on the grant date of $5.00 per share is $100,000 that will be recognized during the period of service. We used the share price on the date of grant to value the shares as the number of shares to be issued was fixed.

The Loanout Agreement terminates upon Mr. Tchaikovsky’s death. We may also terminate the Loanout Agreement upon a 10-day written notice if Mr. Tchaikovsky is unable to perform his duties as the Chief Financial Officer for over 45 consecutive days during the term of the Loanout Agreement. We may also terminate the Loanout Agreement for cause, upon notice if at any time Mr. Tchaikovsky: (a) willfully breaches or habitually neglects his duties; or (b) commits acts of dishonesty, fraud, misrepresentation, gross negligence or willful misconduct that would prevent the effective performance of his duties or would result in material harm to us or our business. Lastly, we may terminate the Loanout Agreement without cause upon a 30-day written notice to Mr. Tchaikovsky.

On the other hand, Mr. Tchaikovsky may terminate the Loanout Agreement after 90-day written notice to us.

The Loanout Agreement also contains restrictive covenants: (i) preventing the use and/or disclosure of confidential information during or at any time after termination; (ii) preventing competition with us during the term of the Loanout Agreement and for a period of 3 years after termination (including contact with or solicitation of our customers, employees or suppliers), provided that Mr. Tchaikovsky may make investments of up to 2% in the publicly-traded equity securities of any of our competitors; (iii) requiring Mr. Tchaikovsky to refer any business opportunities to us during the term of the Loanout Agreement and for a period of 1 year after termination. However, Mr. Tchaikovsky shall have no further obligations with respect to competition and business opportunities if the Loanout Agreement is terminated without cause or if he terminates his employment for cause.

Lastly, we are obligated under the Loanout Agreement to indemnify Mr. Tchaikovsky for any claims made against him in his capacity as the Chief Financial Officer and, in connection to that obligation, we are required to include him under any director and officer insurance policy that is in effect during the term of the Loanout Agreement.

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

We entered into a written agreement with Mr. Jianhui Wang dated June 1, 2010, pursuant to which he will, in addition to his duties as a director, serve on the audit, compensation and nominating committees. For his services, Mr. Wang will receive annual compensation of $16,000, payable in quarterly installments and subject to his continuous service on the Board. Additionally, Mr. Wang will be reimbursed for his expenses incurred in connection with the performance of his duties, including travel expenses. We are obligated to obtain directors’ and officers’ liability insurance, and to include Mr. as an insured under such policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2011, for each of the following persons:

•	each of our directors and each of the named executive officers in the “Management—Executive Compensation” section of this Report;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock after the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 11/F., 157 Taidong Road, Xiamen Guanyin Shan International Commercial Operation Centre, A3-2, Siming District, Xiamen, Fujian Province, People’s Republic of China. The percentage of class beneficially owned set forth below is based on 18,556,169 shares of common stock outstanding on March 16, 2011.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)(2)
Qingqing Wu, Chairman of the Board, President, and Chief Executive Officer (3)	9,596,496	51.72%

Bennet P. Tchaikovsky, Chief Financial Officer (4)	20,000	* %

Jianwei Shen, Director	0	0%

Yuzhen Wu, Director	0	0%

Ying Zhang, Director (5)	10,000	* %

Jianhui Wang	0	0%

All Executive Officers and Directors as a Group (7 persons)	9,626,496	51.87%

5% Stockholders:

Bestgrain Limited (6)	9,596,496	51.72%

ARC China Investment Funds (7)	1,236,940	6.54%

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

(2)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

(3)
Represents shares held directly by Bestgrain Limited. Mr. Qingqing Wu is the director and sole shareholder of Bestgrain Limited, thus Mr. Wu indirectly owns the shares held by Bestgrain Limited through his sole ownership of Bestgrain Limited.

(4)	Bennet P. Tchaikovsky’s address is 6571 Morningside Drive, Huntington Beach, CA 92648. Includes 739 shares to which Mr. Tchaikovsky has the right to acquire within 60 days of March 31, 2011.

(5)
Ying Zhang’s address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi, Jiangsu Province, China 214181. Includes 10,000 shares to which Ms. Zhang has the right to acquire within 60 days of March 31, 2011.

(6)	The address of Bestgrain Limited is 18A Man Hing Commercial Building, 79-83 Queen’s Road Central, Hong Kong.

(7)
Includes 244,755 shares of Series A Preferred Stock, and warrants for the purchase of up to 122,378 shares of common stock of the Company. ARC China Investment Funds’ address is 20, Boulevard Emmanuel Servais, L-2535 Luxembourg, Grand Duchy of Luxembourg, and the address of ARC China Ltd. is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY 1-9005, Cayman Islands. ARC China, Ltd. serves as the investment manager for ARC China Investment Funds. By virtue of the arrangement between ARC China, Ltd. and ARC China Investment Funds, ARC China, Ltd. may be deemed to beneficially own the shares of the Company directly held by ARC China Investment Funds. Investment decisions concerning securities held directly by ARC China Investment Funds are made by ARC China, Ltd. and its investment professionals, subject to review and approval by the board of directors of ARC China Investment Funds.

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

Bridge Loan

On June 11, 2008, Korea Jinduren (now called HK Dong Rong) entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope Investments II LLC (“Pope”), Ancora Greater China Fund, LP (“Ancora,” and with Pope, collectively the “Bridge Loan Investors”) and MMH Group LLC (“MMH”). Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Exchange Transaction, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Exchange Transaction. The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Exchange Transaction total outstanding and issued common stock. Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive  shares of our common stock equal to 1% of our post-Exchange Transaction total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing. 174,500 shares of common stock were issued at the closing of the Exchange Transaction as the Bridge Loan Shares and have therefore been reflected in the number of our outstanding common shares since such time. Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required. On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors. The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010. The Bridge Loan was not recorded at December 31, 2008 because repayment obligation did not exist at such time, since repayment would only occur on or after October 1, 2009 and only upon the completion of a financing.

Immediately prior to the Exchange Transaction, Pope, Ancora and MMH beneficially owned 343,840 shares, 147,360 shares and 122,800 shares of our common stock, respectively, representing 23.6%, 10.1% and 8.4%, respectively, of our then issued and outstanding common stock. Matt Hayden, our former chief executive officer, is the managing member of MMH. We believe that Pope, Ancora and MMH may be deemed “promoters,” as such term is defined in Rule 1-02 of Regulation S-X, in connection with Sino Charter, Inc., our predecessor entity immediately prior to the Exchange Transaction, and are providing such disclosure as required under Item 404(c) of Regulation S -K.  In addition to the above-described Bridge Loan transaction, MMH also advanced $26,238 that was used for working capital of the Company’s predecessor business prior to the closing of the Exchange Transaction.  These advanced funds were unsecured, non-interest bearing, and due on demand.  These advanced funds were repaid back to MMH prior to the closing of the Exchange Transaction.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our History and Corporate Structure” above, we control Yinglin Jinduren through contractual arrangements between HK Dong Rong, our wholly-owned subsidiary, and Yinglin Jinduren. As described below, some of our officers and directors are also management members of HK Dong Rong and Yinglin Jinduren:

Mr. Qingqing Wu, our Chairman and Chief Executive Officer, is the Director of PXPF, with which we entered into the Exchange Transaction. He is also the sole shareholder and Director of Bestgrain Limited, which owned approximately 51.72% of our common stock issued and outstanding as of March 16, 2011.

Mr. Wu is also a Director of HK Dong Rong, which is wholly owned by PXPF.

Mr. Wu is also a Director of Yinglin Jinduren, which we control by contractual arrangements, as is Mr. Yuzhen Wu, who is a member of our board of directors. Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren. Because Mr. Qingqing Wu also owns a majority of our issued and outstanding common stock, we believe that our interests are aligned with those of Yinglin Jinduren and its owners. However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership ” and “Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Mr. Wu is also the Executive Director of China Dong Rong, which is wholly owned by HK Dong Rong and which currently carries out all of our business operations.

Other Related Transactions

	December 31,
	2009	2010
Amounts due from a director:
Mr. Qingqing Wu (1)	$2,428,000	$-

Amount due to a director/officer:
Mr. Qingqing Wu (2)	$30,000	$45,000
Mr. Bennet P. Tchaikovsky (3)	-	14,030
Ms. Ying (Teresa) Zhang (3)		30,000
Total	$-	$89,030

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

(2)	The amount due to the director is money he advanced to us for our general expenses, and was unsecured, interest free and repayable on demand.

(3)	Represents share based compensation owed to the respective parties.

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Exchange Transaction.  As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration.  Mr. Wu is also in the process of transferring the trademarks to us for no consideration as originally intended, although such transfers have not been completed.  To date, we have not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal independent auditor is Crowe Horwath LLP (“Crowe”), whom we engaged on April 9, 2009. The following table shows the fees that were billed for audit and other services provided by Crowe in relation to our 2010 and 2009 fiscal years:

	For the Fiscal Years ended December 31,
	2009	2010
Billing Firm	Crowe	Crowe
Audit Fees (1)	$205,000	$254,000
Audit-related Fees (2)	12,000	40,500
Tax Fees (3)	-
All Other Fees (4)	-
Total	$217,000	$294,500

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

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors for fiscal 2010 and 2009, as we did not have an audit committee during those periods.  Going forward, our audit committee will approve the engagement of our independent auditors and will also pre-approve all audit and non-audit expenses.

ITEM 15. EXHIBITS

(1) Financial Statements

The consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement (1)

3.1	Articles of Incorporation (2)

3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)

3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)

3.4	Certificate of Correction filed on March 6, 2009 (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)

3.6	Bylaws (2)

3.7	Amendment to the Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Specimen Series A Convertible Preferred Stock Certificate (4)

4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)

4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)

4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (16)

10.1	Consulting Services Agreement (1)

10.2	Operating Agreement (1)

10.3	Equity Pledge Agreement (1)

10.4	Option Agreement (1)

10.5	Voting Rights Proxy Agreement (1)

10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)

10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)

10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)

10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)

10.10	Supplemental Agreement dated February 18, 2009 (8)

10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)

10.12	Bridge Loan and Financing Agreement dated June 11, 2008 (15)

10.13	Form of Securities Purchase Agreement dated February 13, 2009 (12)

10.14	Form of Securities Purchase Agreement dated February 12, 2009 (12)

10.15	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (13)

10.16	Director Offer Letter with Jianhui Wang dated June 1, 2010 (14)

14.1	Code of Ethics (7)

21.1	List of Subsidiaries (12)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Trademark License Contract for serial number 3871951 dated February 12, 2009 (12)

99.2	Trademark License Contract for serial number 3884844 dated February 12, 2009 (12)

99.3	Trademark License Contract for serial number 3884845 dated February 12, 2009 (12)

99.4	Trademark License Contract for serial number 4247545 dated February 12, 2009 (12)

99.5	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (16)

99.6	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated May 25, 2009 (16)

99.7	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (16)

99.8	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (16)

99.9	Land Use Rights and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 *

99.10	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 *

99.11	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 *
99.12	Purchase Agreements between China Dong Rong and its major suppliers for 2011 *
*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(13)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.

(16)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Xiamen, Fujian Province, on March 31, 2011.

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
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer	March 31, 2011
Qingqing Wu

/s/ Bennet P. Tchaikovsky	Chief Financial Officer	March 31, 2011
Bennet P. Tchaikovsky

/s/ Jianwei Shen	Director	March 31, 2011
Jianwei Shen

/s/ Yuzhen Wu	Director	March 31, 2011
Yuzhen Wu

/s/ Jianhui Wang	Director	March 31, 2011
Jianhui Wang

/s/ Ying Zhang	Director	March 31, 2011
Ying Zhang