Form 10-Q
period 2011-03-31
VLOV INC.
filed 2011-05-16
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒           Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended:  March 31, 2011

Or

☐           Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number:  000-53155

VLOV INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

11/F., 157 Taidong Road Xiamen Guanyin Shan International Commercial Operation Centre, A3-2 Siming District Xiamen, Fujian Province People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(86592) 2345999
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 15,588,969 shares issued and outstanding as of May 11, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2011	December 31,
	(unaudited)	2010

ASSETS
Current Assets:
Cash and cash equivalents	$24,700	$12,013
Time deposits	-	3,020
Accounts and other receivables	14,657	21,222
Trade deposits	5,975	4,806
Inventories	227	654
Prepaid expenses	-	110
Total current assets	45,559	41,825
Property, plant and equipment, net	35	947
Land use rights	-	261
TOTAL ASSETS	$45,594	$43,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,861	$3,254
Accrued expenses and other payables	1,399	1,446
Amount due to a director/officers	719	162
Derivative liability - common stock warrants	1,090	1,312
Short-term bank loans	-	607
Income taxes payable	1,872	2,259
Total current liabilities	6,941	9,040

Stockholders’ Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 18,556,169 and 18,444,169 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 936,759 and 1,048,759 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively (liquidation preference $2,679,128 and $2,999,451)	1,324	1,492
Additional paid-in capital	9,041	8,873
Statutory reserve	913	913
Retained earnings	25,615	21,159
Accumulated other comprehensive income	1,759	1,555
Total stockholders' equity	38,653	33,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,594	$43,033

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$21,172	$18,067
Cost of sales	11,856	11,145
Gross profit	9,316	6,922

Operating expenses:
Selling expenses	2,219	1,484
General and administrative expenses	1,341	835
	3,560	2,319

Income from operations	5,756	4,603

Other income (expenses):
Change in fair value of derivative liability	222	(2,341)
Interest income	34	26
Interest expense	(7)	(22)
	249	(2,337)

Income before provision for income taxes	6,005	2,266
Provision for income taxes	1,549	1,195

Net income	4,456	1,071

Other comprehensive income:
Foreign currency translation adjustment	204	(1)

Comprehensive income	$4,660	$1,070

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	4,242	917
Net income attributable to preferred shareholders	214	154
Net income	$4,456	$1,071

Basic earnings per share- common	$0.23	$0.06

Diluted earnings per share	$0.23	$0.05

Weighted average number of common shares outstanding:
Basic	18,529,480	16,667,957
Diluted	19,493,371	20,060,571

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2011	18,444,169	$1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993

Net income								4,456	4,456
Foreign Currency Translation Adjustment							204		204
Conversion of Preferred Stock to Common Stock	112,000		(112,000)	(168)	168

Balance at March 31, 2011	18,556,169	$1	936,759	$1,324	$9,041	$913	$1,759	$25,615	$38,653

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,456	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	17
Loss on disposal of property, plant and equipment	15	-
Change in fair value of derivative liability	(222)	2,341
(Increase) decrease in assets:
Accounts receivables	9,314	(1,983)
Trade deposits	(1,139)	1,975
Inventories	429	(2,077)
Prepaid expenses	110	46
Increase (decrease) in liabilities:
Accounts payable	(1,405)	(728)
Accrued expenses and other payables	(2,706)	14
Income and other tax payables	(396)	(185)

Net cash provided by operating activities	$8,473	$491

Cash flows from investing activities:
Purchases of property, plant and equipment	-	(1)
Proceeds from the sale of property, plant and equipment	1,143	-
Time deposits	3,020	(2,240)
Net cash provided by (used in) investing activities	$4,163	$(2,241)

Cash flows from financing activities:
Amount due to/from a director	560	2,494
Proceeds from debt financing	-	293
Payments of short-term debt	(608)	(440)
Net cash provided by (used in) financing activities	(48)	2,347
Effect of exchange rate changes	99	1
Net increase in cash and cash equivalents	12,687	598
Cash and cash equivalents, beginning of period	12,013	11,036
Cash and cash equivalents, end of period	$24,700	$11,634

Supplemental disclosure of cash flow information:
Interest paid	$7	$2
Income taxes paid	$1,765	$1,092

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Description of business and organization

VLOV, Inc. (the “Company”) was incorporated on October 30, 2006 in the State of Nevada, under the name “Sino Charter, Inc.” The Company changed its name to “VLOV, Inc.” on March 20, 2009 in connection with the stock exchange transaction described below.

On February 13, 2009, the Company completed a stock exchange transaction with the stockholders of Peng Xiang Peng Fei Investments Limited (“PXPF”), whereby 14,560,000 restricted shares of common stock were issued to the stockholders of PXPF in exchange for 100% of the common stock of PXPF (the “Share Exchange”). The completion of the Share Exchange resulted in a change of control.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby PXPF is deemed to be the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer). At the time of the Share Exchange, the Company had no assets or liabilities, and the 1,454,421 shares of its common stock outstanding immediately prior to the Share Exchange have been accounted for at their par value at the time of the Share Exchange.

The Company is the designer of “V·LOV” brand men’s apparel and related products, which are distributed in the People’s Republic of China (“PRC” of “China”). Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity, or VIE, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd. (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren. As of March 31, 2011, all transfers other than trademarks were completed, and all business operations were carried out by China Dong Rong as of such date. In addition, as the Company’s manufacturing activities were discontinued since the third quarter 2010, such related assets were not transferred. Instead,  during the three months ended March 31, 2011, manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits were sold to an unrelated third-party. Sales were completed, and all proceeds from such sales paid to Yinglin Jinduren, as of  months ended March 31, 2011, with the funds being subsequently transferred to China Dong Rong. As of May 16, 2011, only the trademarks remain to be transferred.

As a result of the foregoing, the accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	·	A British Virgin Islands limited liability company	100%
	·	Incorporated on April 30, 2008
HK Dong Rong	·	A Hong Kong limited liability company	100%
	·	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	·	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008
China Dong Rong	·	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	·	Incorporated on November 19, 2009
	·	Registered capital of $8 million fully funded as of March 31, 2011
Yinglin Jinduren	· ·	A PRC limited liability company Incorporated on January 19, 2002	VIE by contractual arrangements (1)
	·	Initial paid-in capital of RMB 10,000,000 ($1,237,000) all of which was fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.
	·	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

(1)
On December 28, 2005, HK Dong Rong (then known as Korea Jinduren International Dress Limited) entered into certain exclusive agreements with Yinglin Jinduren and its equity owners. Pursuant to these agreements, HK Dong Rong provides exclusive consulting services to Yinglin Jinduren in return for a consulting services fee which is equal to Yinglin Jinduren’s net profits. Prior to the Share Exchange, however, certain dividends were declared and paid from Yinglin Jinduren’s net income to the equity owners of Yinglin Jinduren. In addition, Yinglin Jinduren’s equity owners have pledged their equity interests in Yinglin Jinduren to HK Dong Rong, irrevocably granted HK Dong Rong an exclusive option to purchase all or part of the equity interests in Yinglin Jinduren and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by HK Dong Rong.

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

The Company believes that the equity investors in Yinglin Jinduren do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Yinglin Jinduren and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Yinglin Jinduren’s results, assets and liabilities in the accompanying financial statements. Due to the contractual arrangements, the net income and interest allocable to the non-controlling interest is zero.

The Company’s consolidated assets do not include any collateral for Yinglin Jinduren’s obligations. The creditors of Yinglin Jinduren do not have recourse to the general credit of the Company.

Once we complete the transfer of trademarks from Yinglin Jinduren to China Dong Rong, we intend to exit from the contractual arrangements with Yinglin Jinduren, and to dissolve Yinglin Jinduren. Until then, however, we will operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

(b)           Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren. Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation. As of March 31, 2011, Yinglin Jinduren has no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of March 31, 2011 and December 31, 2010, the consolidated statements of operations and comprehensive income for the three months ended March  31, 2011 and 2010, and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(c)           Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions that the management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, and the identification and valuation of derivative instruments. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from these estimates.

(d)           Revenue Recognition

All of the Company’s products are manufactured on its behalf by third-parties, based on orders for the Company’s products received from customers. The Company is responsible for product design, product specification, pricing to the customer, the choice of third-party manufacturer, product quality and credit risk associated with the customer receivable. As such, the Company acts as a principal and records revenues on a gross basis.

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

(e)           Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(f)           Time Deposits

The Company, at times, invests excess funds in time deposits with original maturity dates beyond three months. The Company intends and has the ability to hold its held-to-maturity securities to maturity, and therefore carries such investments at amortized cost. The carrying value of time deposits approximated the fair value of securities at December 31, 2010.

(g)           Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect. The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. Interest is not normally charged on accounts receivables. As of March 31, 2011 and December 31, 2010, there were no accounts receivable aged greater than 90 days, and management has determined no allowance for uncollectible amounts is necessary.

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

(j)           Trade deposits

The Company places trade deposits with new third party suppliers in order to secure its ability to order product. The trade deposits are recorded at the amount paid to the Company’s third party supplier. Trade deposits are applied against the suppliers ’ invoices for inventory purchases. Inventory is recorded when received or title transfers to the Company.

(k)           Foreign Currency Translation

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency. The accompanying unaudited consolidated financial statements of the Company are translated from RMB into U.S. Dollars (“US$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on March 31, 2011 and December 31, 2010 were US$1.00 to RMB 6.56 and RMB 6.59, respectively. The average translation rates of US$1.00 to RMB 6.58 and RMB 6.84 were applied to the income statement accounts for the three months ended March 31, 2011 and 2010, respectively.

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

During the three months ended March 31, 2011, the Company entered into an agreement with an unrelated third-party to sell the building that housed its discontinued manufacturing activities and its land use right for the land on which the building occupies for approximately $989,000. 100% of the purchase price was received on or before March 31, 2011.

At December 31, 2010, land use right was stated at cost less accumulated amortization and impairment losses. Amortization was calculated on the straight-line method over the estimated useful life of 50 years.

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

(n)           Comprehensive Income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains/(losses) for the three months ended March 31, 2011 and 2010 were US$204,000 and US$(1,000) respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

(o)           Income Taxes

The Company accounts for income taxes under the liability method. Deferred income taxes are recognized for the estimated tax consequences in future years, as differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company did not recognize any amount in interest and penalties.

(p)           Advertising Costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run. Advertising expense for the three months ended March 31, 2011 and 2010 was approximately US$1.41 million and US$1.37 million, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

Advertising subsidy expense is costs that are reimbursed by the Company to a distributor primarily for display structures and large-scaled outdoor advertisings if the distributor makes a certain amount of purchases from the Company.  The reimbursement amounts and purchase level requirements vary contractually with each distributor.

(q)           Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(r)           Research and Development Costs

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income. Such costs aggregated approximately US$0.63 million and US$0.51 million for the three months ended March 31, 2011 and 2010, respectively.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, each such derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses a binomial option pricing model to value the derivative instruments.

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

(v)           Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 – Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about he Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, a new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)           TIME DEPOSITS

Time deposits (in thousands):

December 31,
2010

Time deposits	$3,020

$3,020

Time deposits represent amounts deposited with Xiamen International Bank and matured on March 31, 2011.

 (3)           INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Finished goods	227	654

	$227	$654

(4)           TRADE DEPOSITS

Trade deposits (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Trade deposits	5,975	4,806

	$5,975	$4,806

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of March 31, 2011 and December 31, 2010, the Company had trade deposits with 17 and 24 manufacturers, respectively.  67.11% of the balance as of March 31, 2011 was made to 4 manufacturers, while 57.3% of the balance as of December 31, 2010 was made to 4 manufacturers.

(5)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Buildings	$-	$946
Furniture, fixtures and equipment	-	86
Motor vehicles	54	202
Office equipment	19	34
Plant and machinery		214

Total property, plant and equipment	73	1,482
Less : accumulated depreciation	(38)	(535)

Property, plant and equipment, net	$35	$947

Depreciation expense was $17 and $15 for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company disposed of its manufacturing equipment for $154 that had a net book value of $145 on December 31, 2010, resulting in a gain of $9.

During the three months ended March 31, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013 for $989 resulting in a loss of $24.

(6)           LAND USE RIGHTS

The Company’s land use right is summarized as follows (in thousands):

December 31,
2010

Land use right	$325
Less: accumulated amortization	(64)
Land use right, net	$261

Amortization expense was $0 and $2 for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company disposed of its land use right in connection with the sale of its building. See note 5 above.

(7)           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Accrued salaries and wages	$38	$36
Accrued expenses	1,165	1,215
Advertising subsidies payables	196	195
	$1,399	$1,446

(8)           RELATED PARTY TRANSACTIONS

	March 31	December 31,
	2011	2010
	(unaudited)
Mr. Qingqing Wu (1)	$719	$45
Mr. Bennet Tchaikovsky (2)	-	68
Ms. Ying (Teresa) Zhang (2)	-	49
	$719	$162

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents cash compensation owed to the respective parties.

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Exchange Transaction on February 13, 2009. As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration. Mr. Wu is also in the process of transferring the trademarks to Yinglin Jinduren for no consideration as originally intended, although such transfers have not been completed. To date, Yinglin Jinduren has not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis. Upon completion of the transfer to Yinglin Jinduren, the trademarks will be transferred to China Dong Rong.

(9)           SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) at $2.86 per share and to issue warrants to purchase shares of the Company’s common stock (the "Preferred Shares Financing"). At the initial closing on October 27, 2009, the Company issued 1,446,105 Preferred Shares and Warrants to purchase 723,052 shares of common stock for gross proceeds of approximately $4.1 million. At the final closing on November 17, 2009, the Company issued an additional 1,350,616 Preferred Shares and Warrants to purchase 675,308 shares of common stock for gross proceeds of approximately $3.9 million.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”). The Preferred Shares are convertible into common stock at $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert when the Company’s common stock is qualified for listing on either the Nasdaq Capital Market or the NYSE Amex Equities. The Preferred Shares are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Additionally, as long as any Preferred Shares are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend its charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

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

In connection with the Preferred Shares Financing, the Company agreed to place $150,000 of its gross proceeds and Warrants to purchase up to 300,000 shares of common stock in an escrow account to be expended for investor relations, pursuant to the terms of an escrow agreement.

Gilford Securities, Incorporated acted as the placement agent in connection with the Preferred Shares Financing.

On December 1, 2009, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) with several accredited investors, including some of the Purchasers (the “Common Shares Purchasers”) pursuant to which the Company issued to the Common Shares Purchasers 653,534 shares of common stock at $2.86 per share and warrants to purchase 326,767 shares of Common Stock, for gross proceeds of approximately $1.87 million (the “Common Shares Financing”).  The terms of the warrants issued in connection with the Second Purchase Agreement are identical to the warrants issued in connection with the Purchase Agreement.

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review). If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods. The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011. Accordingly, as of December 31, 2010, the Company accrued the full amount of the liquidated damages or $987,000.

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

(10)           DERIVATIVE FINANCIAL INSTRUMENTS

On October 27, November 17 and December 1, 2009, the Company issued 723,052, 675,308 and 326,767 common stock purchase warrants (the “Warrants”) in connection with the Preferred Shares Financing and the Common Shares Financing, respectively. Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $3.43 per share (subject to certain adjustments) for a period of three years. The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $3.43) if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at March 31, 2010, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 85%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.55% to 0.64%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At March 31, 2011, the following derivative liabilities related to common stock warrants were outstanding:

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2010	Value - March 31, 2011

October 27, 2009	October 27, 2012	723,052	$3.43	$546,674	$452,753

November 17 2009	November 17, 2012	667,058	3.43	512,180	425,801

December 1, 2009	December 1, 2012	326,767	3.43	253,397	211,204

		1,716,877		$1,312,251	$1,089,757

During the three months ended March 31, 2011, the Company recognized gain of $222,494 and for the three months ended March 31, 2010, a loss of $2,340,377 from the change in fair value of the warrant liability.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the quarters ended March 31, 2011 and 2010:

Warrants (in thousands)

Balance – January 1, 2010	$3,684
Issued	-
Exercised	-
Fair value adjustments	2,340
Balance- March 31, 2010	6,024
Issued	-
Exercised	(21)
Fair value adjustments	(4,691)
Balance- December 31, 2010	1,312
Issued	-
Exercised	-
Fair value adjustments	(222)
Balance March 31, 2011	1,090

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

(11)           SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	December 31 ,2010
	Amount	Interest Rate

Bank loan	$607	8.153%

As of December 31, 2010, the short-term borrowing was secured by a personal guarantee granted by Mr. Qingqing Wu, a director of the Company.

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

During the year ended December 31, 2010, 8,250 warrants were exercised and 1,747,962 shares of convertible preferred stock were converted into 8,250 and 1,747,962 shares of common stock, respectively.

During the three months ended March 31, 2011, 112,000 shares of convertible preferred stock were converted into 112,000 shares of common stock.

On March 10, 2010, the Company’s board of directors agreed to issue 10,000 restricted shares of common stock to a director in quarterly installments of 2,500 shares beginning with the quarter ending June 30, 2010. The trading value of the granted shares on March 10, 2010 was $6.00 per share for a total value of $60,000. $11,342 and $0 was recognized as compensation expense for the three months ended March 31, 2011 and 2010, respectively.

On April 27, 2010, the Company’s board of directors agreed to issue 20,000 shares of common stock to its chief financial officer during the term of a one-year agreement, which would vest as follows: 3,562 shares on June 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2011 and 1,424 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $5.00 per share for a total value of $100,000. $24,658 and $0 was recognized as compensation expense for the three months ended March 31, 2011 and 2010, respectively.

A summary of the status of the Company’s non-vested shares as of March 31, 2011, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2010	-	-
Granted	10,000	$6.00
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2010	10,000	$6.00
Granted	20,000	$5.00
Vested	(21,144)	$5.33
Forfeited	-	-
Non-vested at December 31, 2010	8,856	$5.33
Granted	-	-
Vested	(7,432)	$5.33
Forfeited	-	-
Non-vested at March 31, 2011	1,424	$6.00

As of March 31, 2011, there was $7,124 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors. This cost is expected to be recognized by April 26, 2011. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $24,658 and $0, respectively.

At March 31, 2011, 18,556,169 shares of common stock were issued and outstanding.

(13)           PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as Series A Convertible Preferred Stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the year ended December 31, 2010, 1,747,962 Preferred Shares were converted, and at December 31, 2010, 1,048,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,999,451.  During the three months ended March 31, 2011, 112,000 Preferred Shares were converted and at March 31, 2011, 936,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,679,128.

(14)           EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(a)           Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three months ended March 31, 2011 and 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended March 31,
	2011	2010
Income attributable to common shareholders of the Company	$4,242	$917
Income attributable to preferred shareholders of the Company	214	154
Net income	4,456	1,071
Weighted average number of common shares outstanding	18,529,480	16,667,957

(b)           Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares. The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 in connection with the Preferred Shares Financing, and the Warrants issued in connection with both the Preferred Shares Financing and the Common Shares Financing in December 2009. The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-1 basis. Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used. The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Three Months Ended March 31,
	2011	2010
Net income	$4,456	$1,071
Weighted average number of common shares outstanding	18,529,480	16,667,957

Adjustment for:
Preferred stock	963,891	2,796,721
Warrants	-	595,893
	19,493,371	20,060,571

For the three months ended March 31, 2011, warrants are excluded from the calculation of diluted earnings per share as the strike price of $3.43 is greater than the share price, $1.80, as of March 31, 2011.

(15)           INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
PRC enterprise income tax - current	$1,549	$1,195

As of March 31, 2011 and December 31, 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

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

The following table reconciles the US statutory rates to the Company's effective tax rate for three months ended March 31, 2011 and 2010:

	For Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in U.S.	(34)	(34)
China income tax rate	25	25
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three months ended March 31, 2011 and 2010 respectively.

Reconciliation of effective tax expense (in thousands):

	For Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$1,501	$567
Tax effect of non-deductible expenses	104	585
Other	(56)	43
Effective tax expense	$1,549	$1,195

Non-deductible expenses for the years ended December 31, 2010 and 2009 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(16)           STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of March 31, 2011, the registered capital was RMB 10,000,000 ($1,517,036), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles GAAP.  As of March 31, 2011, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.

(17)           LEASE COMMITMENTS

The Company leases certain premises under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense amounted to $11,000 and $18,000 for the three months ended March 31, 2011 and 2010, respectively.

Future minimum payments under long-term, non-cancelable leases as of March 31, 2011, are as follows (in thousands):

Future minimum payments
Nine Months Ending December 31:
2011	$55
Year Ending December 31:
2012	56
2013	-
$111

(18)           BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements with 12 distributors at March 31, 2011 and 2010. The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Distributors
Distributor A	19.16%	14.85%
Distributor B	10.48%	13.71%
Distributor C	10.89%	13.74%

The Company’s  concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	March 31,
	2011		2010
	(unaudited)		(unaudited)
Distributors
Distributor A	10.45%		10.96%
Distributor B	*	%	10.39%
Distributor C	17.40%		14.66%
Distributor D	*	%	12.74%
Distributor E	*	%	10.09%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended March 31,
	2011		2010
	(unaudited)		(unaudited)
Vendors
Vendor A	*	%	13.75%
Vendor B	*	%	11.15%
Vendor C	*	%	10.82%
Vendor D	14.54%		*	%
Vendor E	17.82%		*	%
Vendor F	17.19%		*	%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	March 31,
	2011	2010
	(unaudited)	(unaudited)
Creditors
Creditor A	13.72%	*	%
Creditor B	11.55%	*	%
Creditor C	13.36%	*	%
Creditor D	13.65%	*	%
Creditor E	18.05%	*	%

* The concentration is less then 10%

(19)           BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, Yinglin Jinduren participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby Yinglin Jinduren is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$9,000 and US$29,000 for the quarter ended March 31, 2011 and 2010 respectively.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may, “will,” “could,” “expect,, “anticipate,” “intend,” “believe, “estimate,” “plan,” “predict” and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010 and filed with the SEC on March 31, 2011.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

 Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Foreign Currency Translation” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We design and distribute men’s apparel and related products targeted at 18-45 years old Chinese men under the “V·LOV” brand. We currently carry three product lines represented by different label colors: (1) the purple label for business; (2) the black label for business casual; and (3) the white label for casual.

We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory. Our distributors sell our products at points of sales, or POS, within their territories, including counters, concessions and stand-alone stores and store-in-stores. We do not own or operate any retail locations ourselves; the POS are established and owned by our distributors, each of whom operates its network of POS directly or through third-party retail operators. As of March 31, 2011, we operated 552 POS, including 36 stand-alone store locations.

We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.

Our goal is to provide stylish, fashion-forward clothing, to our target customer. We pride ourselves on our brand image and our ability to convey a successful and exclusive lifestyle brand. Given our significantly increased marketing efforts in the past year, our distributors have shifted their POS from counters and concessions to stand-alone store locations..  Ultimately, our goal is for our distributors to move towards operating stand-alone stores as this will further enhance our brand value amongst our target consumer base.

We have discontinued all manufacturing activities since the third quarter of 2010, which are now carried out by third-party manufacturers. After we design and create samples, they are presented to our distributors at our biannual previews for their selection and purchase based on what they believe will sell most effectively in their POS. After our distributors place their purchase orders with us, the manufacturers make and deliver the products to our distributors.

During 2010, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong. Since January 1, 2011, we have been in the process of transferring all of our business operations, comprising of design, marketing, sales and purchasing activities, to our wholly-owned subsidiary China Dong Rong. Transfers of all sales contracts and design, marketing, sales and purchasing-related assets were completed as of March 31, 2011, and all of our business activities are currently conducted by China Dong Rong.

As of March 31, 2011, assets relating to our discontinued manufacturing activities were disposed. Specifically, we sold our manufacturing equipment, the building that housed the equipment, and the land use right to the land on which the building occupies to an unrelated third-party. The sales have been completed and proceeds transferred to China Dong Rong.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements included with this report that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our unaudited consolidated financial statements.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

Basis of presentation and consolidation

As discussed above and in Note 1 to our unaudited consolidated financial statements, we transferred our operations from Yinglin Jinduren to China Dong Rong during the first quarter of March 31, 2011. Previously, our operations were conducted by Yinglin Jinduren, in which the equity interests are held by Mr. Qingqing Wu, our chief executive officer, and his brother Mr. Zhifan Wu. Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval.  We received a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us.  As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly consolidated its assets, liabilities and results of operations in our consolidated financial statements.  All operations are now conducted by China Dong Rong.

Revenue Recognition

All of our products are manufactured on our behalf by third parties, based on orders for our products received from our distributors (our customers). We are responsible for product design, product specification, pricing to the customer, the choice of third party manufacturer, product quality and credit risk associated with the customer receivable. As such, we act as a principal, not as an agent, and records revenues on a gross basis.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

From date of Invoice to Customer	March 31, 2011	December 31, 2010
0-30 days	7,339	10,158
31-60 days	7,318	11,028
61-90 days	-	-
Allowance for Doubtful Accounts	-	-
Total Accounts receivable	14,657	21,186

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

Other receivables were $0 thousand and $2 thousand as of March 31, 2011 and December 31, 2010, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We are not aware of any PRC corporate income tax matters through March 31, 2011 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At March 31, 2011, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities, We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Foreign Currency Translation

Our functional currency is the PRC’s currency, Renminbi (“RMB”) and translated from RMB into U.S. Dollars (“US$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on March 31, 2011 and December 31, 2010 were US$1.00 to RMB 6.56 and RMB 6.59, respectively. The average translation rates of US$1.00 to RMB 6.58 and RMB 6.84 were applied to the income statement accounts for the three months ended March 31, 2011 and 2010, respectively.

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

Results of Operations

	Three Months Ended March 31,
	2011		2010
	Amount	% of total net sales	Amount	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$21,172	100.00%	$18,067	100.00%
Gross Profit	$9,316	44.00%	$6,922	38.31%
Operating Expense	$3,560	16.81%	$2,319	12.84%
Income from Operations	$5,756	27.19%	$4,603	25.47%
Other Expenses /(Income)	$(249)	(1.18%)	$2,337	12.93%
Income Tax Expenses	$1,549	7.32%	$1,195	6.61%
Net Income	$4,456	21.05%	$1,071	5.93%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales were $21,172 for the three months ended March 31, 2011, compared with $18,067 for the same period in 2010, an increase of $3,105 or 17.19%.  We generate revenue primarily from the sales of our apparel products to our 12 distributors, who retail them at their POS throughout northern, central and southern China. The increase in our net sales was primarily attributable to increases in sales to our distributors in Beijing, Zhejiang and Fujian and an increase in the average unit price of 144.3% period over period.

We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via stand-alone stores and store-in-stores and not through counters and concessions as we believe that stand-alone stores and store-in-stores strengthen our brand image with consumers. As of March 31, 2011, our distributors operated 552 POS that included 36 stand-alone store locations, as compared to 742 POS as of March 31, 2010.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Months ended March 31,
	2011		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of net sales	$	% of net sales	Growth (Decline) in 2011 compared with 2010
Beijing	$1,823	8.61%	$951	5.26%	91.69%
Zhejiang	$4,056	19.16%	$2,683	14.85%	51.17%
Shandong	$2,305	10.89%	$2,482	13.74%	(7.13)%
Jiangxi	$1,729	8.17%	$1,198	6.63%	44.32%
Yunnan	$1,636	7.73%	$1,430	7.91%	14.41%
Shanxi	$1,007	4.76%	$1,222	6.76%	(17.59)%
Liaoning	$1,588	7.50%	$1,786	9.89%	(11.09)%
Hubei	$2,219	10.48%	$2,478	13.72%	(10.45)%
Henan	$947	4.47%	$1,305	7.22%	(27.43)%
Guangxi	$1,360	6.42%	$1,250	6.92%	8.80%
Sichuan	$750	3.54%	$870	4.82%	(13.79)%
Fujian	$1,752	8.28%	$412	2.28%	325.24%
Total Net Sales	$21,172	100.00%	$18,067	100.00%	17.19%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Three Months ended March 31,
	2011		2010
	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Total Net Sales	$21,172	100.00%	$18,067	100.00%
Total Cost of Sales	$11,856	56.00%	$11,145	61.69%
Gross Profit	$9,316	44.00%	$6,922	38.31%

All of our products are manufactured by third parties, based on orders for our products that we receive from our distributors. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted our outsourcing entirely to O.E.M. manufacturers. We did not use sub-contractors for manufacturing during the three months ended March 31, 2011 and such type of manufacturing was under 2% of total net sales for the three months ended March 31, 2010.

Total cost of sales for the three months ended March 31, 2011 was $11,856, an increase of $711 or 6.38% from $11,145 for the same period in 2010. As a percentage of total net sales, our cost of sales decreased to 56.00% of total net sales for the three months ended March 31, 2011, down from 61.69% of total net sales for the same period in 2010. Consequently, gross margin as a percentage of total net sales increased to 44.00% for the three months ended March 31, 2011 from 38.31% for the same period in 2010. Our gross margin increased mainly due to an increase of 144.3% in our average selling prices.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months ended March 31,
	2011				2010
	Net Sales	Cost of sales	Gross profit	Gross profit %	Net Sales	Cost of sales	Gross profit	Gross profit %
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$1,823	$1,021	$802	43.99%	$951	$587	$364	38.28%
Zhejiang	$4,056	$2,272	$1,784	43.98%	$2,683	$1,653	$1,030	38.39%
Shandong	$2,305	$1,291	$1,014	43.99%	$2,482	$1,530	$952	38.36%
Jiangxi	$1,729	$968	$761	44.01%	$1,198	$739	$459	38.31%
Yunnan	$1,636	$916	$720	44.01%	$1,430	$882	$548	38.32%
Shanxi	$1,007	$564	$443	43.99%	$1,222	$753	$469	38.38%
Liaoning	$1,588	$890	$698	43.95%	$1,786	$1,101	$685	38.35%
Hubei	$2,219	$1,243	$976	43.98%	$2,478	$1,528	$950	38.34%
Henan	$947	$530	$417	44.03%	$1,305	$805	$500	38.31%
Guangxi	$1,360	$762	$598	43.97%	$1,250	$771	$479	38.32%
Sichuan	$750	$420	$330	44.00%	$870	$536	$334	38.39%
Fujian	$1,752	$979	$773	44.12%	$412	$260	$152	36.89%
Total	$21,172	$11,856	$9,316	44.00%	$18,067	$11,145	$6,922	38.31%

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

	Three Months ended 31,
	2010		2009
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$9,316	44.00%	$6,922	38.31%
Operating Expenses:
Selling Expenses	2,219	10.48%	1,484	8.22%
General and Administrative Expenses	1,341	6.33%	835	4.62%
Total	3,560	16.81%	2,319	12.84%
Income from Operations	5,756	27.19%	4,603	25.47%

Selling expenses were $2,219 for the three months ended March 31, 2011, compared with $1,484 for the same period in 2010, an increase of $735 or 49.53%.  The increase was mainly due to an increase in advertising expenses related to our marketing efforts in Beijing, Fujian and Zhejiang, from $1,364 for the three months ended March 31, 2010 to $1,414 for the three months ended March 31, 2011. We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network as well as to penetrate potential new markets in these regions.

General and administrative expenses increased to $1,341 for the three months ended March 31, 2011, from $835 for the same period in 2010, an increase of $506 or 60.60%.  The increase was mainly due to the hiring of an outside consulting firm to assist us with brand marketing and positioning for our designs.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars, except for percentages)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges. For the three months ended March 31, 2011 and 2010, we recorded a gain of $222 and a loss of  $2,341, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Interest Income (amounts in thousands, in U.S. Dollars, except for percentages)

Interest income was $34 for the three months ended March 31, 2011 compared with $26 for the three months ended March 31, 2010.

Interest Expense (amounts in thousands, in U.S. Dollars, except for percentages)

Interest expense was $7 for the three months ended March 31, 2011 compared with $22 for the three months ended March 31, 2010.

Income Tax Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

For the three months ended March 31, 2011 and 2010, we were subject to income tax at a rate of 25%. Income tax expense for the three months ended March 31, 2011 and 2010 amounted to $1,549 and $1,195 respectively. The increase in income tax expense was attributable to the increase in income from operations.

Liquidity and Capital Resources

Three Months Ended March 31, 2011 vs. 2010 (amounts in thousands, in U.S. Dollars, except for percentages)

Net cash provided by operating activities in the three months ended March 31, 2011 was $8,473, compared with $491 net cash provided by operating activities in the same period of 2010, resulting in an increase of net cash provided by operating activities of $7,982. This increase was mainly attributable to a decrease in accounts receivable during the three months ended March 31, 2011 of $9,314 and increased net income.

Net cash provided by investing activities was $4,163 in the three months ended March 31, 2011, compared with $2,241 net cash used in investing activities in the same period of 2010. This increase was mainly due to the sale of the building that housed our discontinued manufacturing activities and the land use right for the land on which the building occupies for $1,143, and the maturity of our time deposit of $3,020.

Net cash used in financing activities was $48 in the three months ended March 31, 2011, compared with net cash provided by financing activities of $2,347 in the same period of 2010. The decrease in net cash provided by investing activities was a result of a loan given to our Company by our Chairman and CEO during the three months ended March 31, 2010.

As of March 31, 2011, we had cash and cash equivalents of $24,700, other current assets of $45,559 and current liabilities of $6,941. Our cash balance as of May 9, 2011 was $24.4 million.

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

            The following tables summarize our contractual obligations as of March 31, 2011, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Through December 31, 2011	December 31, 2011 and Thereafter
	(in thousands of dollars)
Contractual Obligations :
Operating Leases	111	55	56

Total Contractual Obligations:	$111	$55	$56

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

Item 4.       Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although the Company retained a part-time Chief Financial Officer who is a Certified Public Accountant and uses outside consultants to assist in the preparation of financial statements, the current on-site accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date. The Company looks to take such other steps as necessary to address the weakness in its accounting staff, the effectiveness of which will not be known until the Company performs a test in connection with management’s tests of internal control over financial reporting to be undertaken as of December 31, 2011.

As discussed in the Company’s form 10-K, the Company plans to take the following remediation measures for its material weaknesses in internal control over financial reporting: (1) Recruit sufficient on-site qualified accounting personnel; (2) Set up an internal audit department and assign more resources to enhance the internal audit function, especially in the supervision of complex, non-routine transactions; (3) Involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (4) Improve the interaction among our management, audit committee, and other external advisors. As of March 31, 2011, the Company has not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None

Item 1A.    Risk Factors.

As of and for the three months ended March 31, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2010.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company issued an aggregate of 112,000 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 112,000 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing. The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regualtion D under the Securities Act.

Item 3.       Defaults upon Senior Securities.

None

Item 4.       Reserved.

Item 5.       Other Information.

None

Item 6.       Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (9)
3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)
3.4	Certificate of Correction filed on March 6, 2009 (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)
3.6	Bylaws (2)
3.7	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)
4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (5)
4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (15)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)
10.7	Form of Escrow Agreement for the Preferred Shares Financing (4)
10.8	Form of Securities Purchase Agreement for the Common Shares Financing (5)
10.9	Supplemental Agreement dated February 18, 2009 (7)
10.10	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (10)
10.11	Bridge Loan and Financing Agreement dated June 11, 2008 (14)
10.12	Form of Securities Purchase Agreement dated February 13, 2009 (11)
10.13	Form of Securities Purchase Agreement dated February 12, 2009 (11)
10.14	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (12)
10.15	Director Offer Letter with Jianhui Wang dated June 1, 2010 (13)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (11)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Trademark License Contract for serial number 3871951 dated February 12, 2009 (11)
99.2	Trademark License Contract for serial number 3884844 dated February 12, 2009 (11)
99.3	Trademark License Contract for serial number 3884845 dated February 12, 2009 (11)
99.4	Trademark License Contract for serial number 4247545 dated February 12, 2009 (11)
99.5	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (15)
99.6	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated May 25, 2009 (15)
99.7	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (15)
99.8	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (15)

99.9	Land Use Right and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (16)
99.10	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (16)
99.11	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (16)
99.12	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (16)

*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(10)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(14)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.
(15)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.
(16)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: May 16, 2011	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer