Form 10-Q
period 2011-06-30
VLOV INC.
filed 2011-08-22
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended:  June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 18,627,869 shares issued and outstanding as of August 18, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2011	December 31,
	(unaudited)	2010

ASSETS
Current Assets:
Cash and cash equivalents	$15,674	$12,013
Time deposits	-	3,020
Accounts and other receivables	16,711	21,222
Trade deposits	4,389	4,806
Inventories	5,968	654
Prepaid expenses	-	110
Total current assets	42,742	41,825
Payment for distributor acquisition	6,684	-
Property, plant and equipment, net	46	947
Land use rights	-	261
TOTAL ASSETS	$49,472	$43,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,139	$3,254
Accrued expenses and other payables	1,437	1,446
Amount due to a director/officers	791	162
Derivative liability - common stock warrants	733	1,312
Short-term bank loans	-	607
Income taxes payable	1,141	2,259
Total current liabilities	6,241	9,040

Stockholders’ Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 18,605,969 and 18,444,169 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 896,959 and 1,048,759 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (liquidation preference $2,565,301 and $2,999,451)	1,276	1,492
Additional paid-in capital	9,267	8,873
Statutory reserve	913	913
Retained earnings	29,392	21,159
Accumulated other comprehensive income	2,382	1,555
Total stockholders' equity	43,231	33,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,472	$43,033

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$20,588	$17,946	$41,761	$36,013
Cost of sales	11,332	11,109	23,189	22,254
Gross profit	9,256	6,837	18,572	13,759

Operating expenses:
Selling expenses	3,897	2,556	6,100	4,039
General and administrative expenses	992	1,071	2,331	1,901
	4,889	3,627	8,431	5,940

Income from operations	4,367	3,210	10,141	7,819

Other income (expenses):
Change in fair value of derivative liability	357	2,166	579	(175)
Interest income	22	18	57	44
Interest expense		(16)	(8)	(37)
	379	2,168	628	(168)

Income before provision for income taxes	4,746	5,378	10,769	7,651
Provision for income taxes	984	911	2,536	2,107

Net income	3,762	4,467	8,233	5,544

Other comprehensive income:
Foreign currency translation adjustment	623	101	827	102

Comprehensive income	$4,385	$4,568	$9,060	$5,646

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	3,589	3,911	7,854	4,800
Net income attributable to preferred shareholders	173	556	379	744
Net income	$3,762	$4,467	$8,233	$5,544

Basic earnings per share- common	$0.19	$0.23	$0.42	$0.28

Diluted earnings per share	$0.19	$0.22	$0.42	$0.28

Weighted average number of common shares and participating preferred shares outstanding:

Basic	18,591,582	17,042,685	18,560,703	16,856,357

Diluted	19,502,487	20,070,771	19,497,336	20,070,619

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2011	18,444,169	$1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993

Net income								8,233	8,233
Foreign Currency Translation Adjustment							827	-	827
Conversion of Preferred Stock to Common Stock	151,800	-	(151,800)	(216)	216				-
Issuance of shares to director / officer	10,000	-			117				117
Stock compensation expense					61				61
Balance at June 30, 2011	18,605,969	$1	896,959	$1,276	$9,267	$913	$2,382	$29,392	$43,231

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$8,233	$5,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	35
Loss on disposal of property, plant and equipment	15	-
Stock compensation expense	61	-
Change in fair value of derivative liability	(579)	175
(Increase) decrease in assets:
Accounts receivable	4,876	(4,099)
Trade deposits	507	1,710
Inventories	(5,240)	(669)
Prepaid expenses	180	231
Increase (decrease) in liabilities:
Accounts payable	(1,166)	322
Accrued expenses and other payables	5	321
Income and other tax payables	(1,144)	(522)
Net cash provided by operating activities	5,772	3,048

Cash flows from investing activities:
Purchases of property, plant and equipment	(46)	(7)
Acquisition of a business	(6,684)	-
Disposals of property, plant and equipment	1,179	-
Amount due from a director	736	-
Time deposits	3,020	(3,020)
Net cash used in investing activities	(1,795)	(3,027)

Cash flows from financing activities:
Amount due from a director	-	2,428
Proceeds from debt financing	-	315
Payments of short-term debt	(612)	(440)
Warrants exercised	-	22
Net cash provided by (used in) financing activities	(612)	2,325

Effect of exchange rate changes	296	55
Net increase in cash and cash equivalents	3,661	2,401
Cash and cash equivalents, beginning of period	12,013	11,036
Cash and cash equivalents, end of period	$15,674	$13,437

Supplemental disclosure of cash flow information:
Interest paid	$8	$37
Income taxes paid	$3,333	$2,288

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The Company is the designer of “V·LOV” brand men’s apparel and related products, which are distributed in the People’s Republic of China (“PRC” or “China”). Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd. (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren. As of June 30, 2011, all transfers other than trademarks were completed, and all business operations were carried out by China Dong Rong as of such date. In addition, as the Company’s manufacturing activities were discontinued since the third quarter 2010, such related assets were not transferred. Instead, during the first quarter of 2011, manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits were sold to an unrelated third-party. Sales were completed, and all proceeds from such sales paid to Yinglin Jinduren during the first quarter of 2011, with the funds being subsequently transferred to China Dong Rong.

As a result of the foregoing, the accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	·	A British Virgin Islands limited liability company	100%
	·	Incorporated on April 30, 2008
HK Dong Rong	·	A Hong Kong limited liability company	100%
	·	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	·	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008
China Dong Rong	·	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	·	Incorporated on November 19, 2009
	·	Registered capital of $8 million fully funded
Yinglin Jinduren	· ·	A PRC limited liability company Incorporated on January 19, 2002	VIE by contractual arrangements (1)
	·	Registered capital of RMB 10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.
	·	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

Once the transfer of trademarks from Yinglin Jinduren to China Dong Rong is completed, the Company intends to exit from the contractual arrangements with, and to dissolve, Yinglin Jinduren. Until then, however, the Company will operate its business through China Dong Rong (as it currently does) while continuing to control Yinglin Jinduren through the contractual arrangements.

(b)	Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren. Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation. As of June 30, 2011, Yinglin Jinduren had no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of June 30, 2011 and December 31, 2010, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company, at times, invests excess funds in time deposits with original maturity dates beyond three months. The Company held its held-to-maturity securities to maturity, and carried such investments at amortized cost. The carrying value of time deposits approximated the fair value of securities at December 31, 2010.

(g)	Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect. The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. Interest is not normally charged on accounts receivables. As of June 30, 2011 and December 31, 2010, there were no accounts receivable aged greater than 90 days, and management has determined no allowance for uncollectible amounts is necessary.

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

The Company places trade deposits with new third-party manufacturers in order to secure its ability to order production. The trade deposits are recorded at the amount paid to the manufacturers. Trade deposits are applied against the manufacturers’ invoices for inventory purchases. Inventory is recorded when received or title transfers to the Company.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on June 30, 2011 and December 31, 2010 were US$1.00 to RMB 6.46 and RMB 6.59, respectively. The average translation rates of US$1.00 to RMB 6.49 and RMB 6.82 were applied to the income statement accounts for the three months ended June 30, 2011 and 2010, respectively and US$1.00 to RMB 6.53 and RMB 6.82 were applied to the income statement accounts for the six months ended June 30, 2011 and 2010, respectively.

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

All land in the PRC is state-owned and cannot be sold to any individual or company. However, the government can grant the user a “land use right” to use the land.

At December 31, 2010, land use right was stated at cost less accumulated amortization and impairment losses. Amortization was calculated on the straight-line method over the estimated useful life of 50 years.

In February 2011, the Company entered into an agreement with an unrelated third-party to sell the building that housed its discontinued manufacturing activities and its land use right for the land on which the building occupies for approximately $989,000. 100% of the purchase price was received on or before March 31, 2011.

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

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the three months and six months ended June 30, 2011 were US$623,000 and US$827,000 respectively. The foreign currency translation losses for the three months and six months ended June 30, 2010 were US$101,000 and US$102,000 respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities. The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements. During the three and six months ended June 30, 2011 and the year ended December 31, 2010, the Company did not recognize any amount in interest and penalties.

(p)	Advertising Costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run. Advertising expense for the three months ended June 30, 2011 and 2010 were approximately US$1.43 million and US$1.37 million, respectively, and approximately US$2.84 million and US$2.74 million for the six months ended June 30, 2011 and 2010, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

Advertising subsidy expense is costs that the Company reimburses to a distributor primarily for display structures and large-scaled outdoor advertisings if the distributor makes a certain amount of purchases from the Company. The reimbursement amounts and purchase level requirements vary contractually with each distributor.

(q)	Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

(r)	Research and Development Costs

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income. Such costs aggregated approximately US$0.58 million and US$0.46 million for the three months ended June 30, 2011 and 2010, respectively, and approximately US$1.21 million and US$0.97 million for the six months ended June 30, 2011 and 2010, respectively.

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

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) No. 2011-01 – Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in U.S. GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual reports beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments form OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)	TIME DEPOSITS

Time deposits (in thousands):

December 31,
2010

Time deposits	$3,020

$3,020

Time deposits represent amounts deposited with Xiamen International Bank and that matured on March 31, 2011.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	5,968	654

	$5,968	$654

(4)	TRADE DEPOSITS

Trade deposits (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Trade deposits	4,389	4,806

	$4,389	$4,806

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company. As of June 30, 2011 and December 31, 2010, the Company had trade deposits with 20 and 24 manufacturers, respectively. 57.6% of the balance as of June 30, 2011 was made to 4 manufacturers, while 57.3% of the balance as of December 31, 2010 was made to 4 manufacturers.

(5)	PAYMENT FOR DISTRIBUTOR ACQUISITION

Payment for acquisition of a distributor’s business (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Payment for distributor acquisition	6,684	-

	$6,684	$-

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail distribution network of 13 stores for $6,684,000 (RMB 44,100,000). The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and can benefit at the same time from the higher margins for retail sales. The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province. The Company completed this acquisition on June 30, 2011, and is in the process of determining the allocation of the purchase price. The accompanying unaudited consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations for the acquisition completed during the six months ended June 30, 2011 have not been presented because the effects of the acquisition were not material to the Company’s financial results.

(6)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Buildings	$-	$946
Furniture, fixtures and equipment	-	86
Motor vehicles	55	202
Office equipment	36	34
Plant and machinery	-	214

Total property, plant and equipment	91	1,482
Less: accumulated depreciation	(45)	(535)

Property, plant and equipment, net	$46	$947

Depreciation expense was $7 and $15 for the three months ended June 30, 2011 and 2010, respectively and $24 and $30 for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, the Company disposed of its manufacturing equipment that had a net book value of $145 on December 31, 2010 for $154, resulting in a gain of $9.

During the six months ended June 30, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013, for $989, resulting in a loss of $24.

(7)           LAND USE RIGHTS

The Company’s land use right is summarized as follows (in thousands):

December 31,
2010

Land use right	$325
Less: accumulated amortization	(64)
Land use right, net	$261

Amortization expense was $0 and $2 for the three months ended June 30, 2011 and 2010, respectively and $0 and $5 for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, the Company disposed of its land use right in connection with the sale of its building (See Note 6).

(8)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Accrued salaries and wages	$40	$36
Accrued expenses	1,197	1,215
Advertising subsidies payables	200	195
	$1,437	$1,446

(9)	RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(unaudited)
Mr. Qingqing Wu (1)	$769	$45
Mr. Bennet Tchaikovsky (2)	12	68
Ms. Ying (Teresa) Zhang (2)	10	49
	$791	$162

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents cash and share compensation owed.

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Share Exchange on February 13, 2009. As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration. Mr. Wu is also in the process of transferring the trademarks to Yinglin Jinduren for no consideration as originally intended, although such transfers have not been completed. To date, Yinglin Jinduren has not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis. Upon completion of the transfer to Yinglin Jinduren, the trademarks will be transferred to China Dong Rong.

(10)	SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

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

Because the warrants contain provisions that would reduce their exercise price in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price, and because the Warrants are denominated in a currency that is different from the Company’s functional currency, they have been accounted for as derivative instrument liabilities (see Note 11).

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

(11)	DERIVATIVE FINANCIAL INSTRUMENTS

(Amounts in thousands except share data.)

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

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at June 30, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 65%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.28% to 0.30%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At June 30, 2011, the following derivative liabilities related to common stock warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2010	Value - June 30, 2011

October 27, 2009	October 27, 2012	723,052	$3.43	$547	$311

November 17 2009	November 17, 2012	667,058	3.43	512	288

December 1, 2009	December 1, 2012	326,767	3.43	253	144

		1,716,877		$1,312	$733

During the three months ended June 30, 2011 and 2010, the Company recognized gains of $357 and $2,166, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized a gain of $579 and a loss of $175 from the change in fair value of the warrant liability, respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the six months ended June 30, 2011 and 2010:

Warrants (in thousands)

Balance – January 1, 2010	$3,684
Issued	-
Exercised	(18)
Fair value adjustments	174
Balance- June 30, 2010	3,840
Issued	-
Exercised	(3)
Fair value adjustments	(2,525)
Balance- December 31, 2010	1,312
Issued	-
Exercised	-
Fair value adjustments	(579)
Balance June 30, 2011	733

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

(12)           SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	December 31 ,2010
	Amount	Interest Rate

Bank loan	$607	8.153%

As of December 31, 2010, the short-term borrowing was secured by a personal guarantee from Mr. Qingqing Wu, the Company’s CEO and chairman of the board of directors.

(13)	COMMON STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

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

During the six months ended June 30, 2011, 151,800 shares of convertible preferred stock were converted into 151,800 shares of common stock.

On March 10, 2010, the Company’s board of directors agreed to issue 10,000 restricted shares of common stock annually to a director in quarterly installments of 2,500 shares beginning with the quarter ending June 30, 2010. The trading value of the granted shares on March 10, 2010 was $6.00 per share for a total value of $60. $11 and $0 were recognized as compensation expense for the three months ended June 30, 2011 and 2010, respectively. $16 and $0 were recognized as compensation expense for the six months ended June 30, 2011 and 2010, respectively.

On April 27, 2010, the Company’s board of directors agreed to issue 20,000 shares of common stock to its chief financial officer (“CFO”) during the term of a one-year agreement, which would vest as follows: 3,562 shares on June 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2011 and 1,424 shares on April 26, 2011. The trading value of the granted shares on April 27, 2010 was $5.00 per share for a total value of $100. $20 and $18 were recognized as compensation expense for the three months ended June 30, 2011 and 2010, respectively. $45 and $18 were recognized as compensation expense for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the agreement with the CFO had not been renewed. The Company has accrued for the CFO’s stock compensation based on an assumption that the CFO’s annual stock compensation will be $80 per year.

A summary of the status of the Company’s non-vested shares as of June 30, 2011, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2010	-	-
Granted	30,000	$5.33
Vested	6,062	$5.33
Forfeited	-	-
Non-vested at June 30, 2010	23,938	$5.33
Granted	-	$-
Vested	15,082	$5.33
Forfeited	-	-
Non-vested at December 31, 2010	8,856	$5.33
Granted	10,000	$1.57
Vested	8,856	$5.33
Forfeited	-	-
Non-vested at June 30, 2011	6,667	$1.57

As of June 30, 2011, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors. The total fair value of shares vested during the three months ended June 30, 2011 and 2010 were $31 and $18, respectively. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 were $61 and $18, respectively.

At June 30, 2011, 18,605,969 shares of common stock were issued and outstanding.

(14)	PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the year ended December 31, 2010, 1,747,962 Preferred Shares were converted, and at December 31, 2010, 1,048,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,999. During the six months ended June 30, 2011, 151,800 Preferred Shares were converted and at June 30, 2011, 896,958 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,565.

(15)	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share (in thousands except for share amounts):

(a)           Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and six months ended June 30, 2011 and 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income attributable to common shareholders of the Company	3,589	3,911	7,854	4,800
Income attributable to preferred shareholders of the Company	173	556	379	744
Net income	$3,762	$4,467	$8,233	$5,544
Weighted average number of common shares outstanding	18,591,582	17,042,685	18,560,703	16,856,357

(b)	Diluted

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,762	$4,467	$8,233	$5,544
Weighted average number of common shares outstanding	18,591,582	17,042,685	18,560,703	16,856,357

Adjustment for:
Preferred stock	910,905	2,424,543	936,633	2,614,527
Warrants		603,543		599,735
	19,502,487	20,070,771	19,497,336	20,070,619

Warrants are excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2011, as the warrant strike price of $3.43 is greater than the share price $1.70 at June 30, 2011.

(16)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
PRC enterprise income tax - current	$2,536	$2,107

As of June 30, 2011 and December 31, 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The Company is mainly subject to income taxes in the PRC and the provision for the PRC corporate income tax was calculated based on the statutory tax rate of 33% on the assessable income arose in or before year 2007. Pursuant to the PRC Enterprise Income Tax Law (the “Income Tax Law”) passed by the Tenth National People’s Congress on March 16, 2007, the PRC income tax rates for domestic and foreign enterprises are unified at 25% effective from January 1, 2008. The enactment of the Income Tax Law is not expected to have any significant financial effect on the amounts accrued in the consolidated balance sheet in respect of taxation payable and deferred taxation.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for six months ended June 30, 2011 and 2010:

	For Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in U.S.	(34)	(34)
China income tax rate	25	25
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the six months ended June 30, 2011 and 2010 respectively.

Reconciliation of effective tax expense (in thousands):

	For Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$2,707	$1,990
Tax effect of non-deductible expenses	(171)	117
Effective tax expense	$2,536	$2,107

Non-deductible expenses for the six months ended June 30, 2011 and 2010 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(17)           STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP. In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of June 30, 2011, the registered capital was RMB 10,000,000 ($1,517,036), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million). The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles GAAP. As of June 30, 2011, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.

(18)           LEASE COMMITMENTS

The Company leases certain premises under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense amounted to $56,000 and $18,000 for the three months ended June 30, 2011 and 2010, respectively. Rent expense amounted to $67,000 and $35,000 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum payments under long-term, non-cancelable leases as of June 30, 2011, are as follows (in thousands):

Future minimum payments
Six Months Ending December 31:
2011 (1)	$38
Year Ending December 31:
2012 (1)	56
2013 (1)	-
$94

(1) The Company’s lease commitments as of June 30, 2011, do not include the 13 retail store leases that the Company acquired from its Fujian distributor, which leases were assumed by the Company effective July 1, 2011. Once they have been evaluated, such leases will result in additional lease commitments.

(19)           BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements in effect with 11 distributors at June 30, 2011, and with 12 distributors at June 30, 2010. The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributors
Distributor A	20.21%	16.94%	19.67%	15.89%
Distributor B	11.06%	12.25%	10.76%	12.99%
Distributor C	11.49%	12.27%	11.18%	13.01%

The Company’s concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	June 30,
	2011	2010
Distributors
Distributor A	12.33%	12.97%
Distributor B	*	12.44%
Distributor C	*	11.20%
Distributor D	26.82%	18.58%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Vendors
Vendor A	14.94%	12.53%	*	14.39%
Vendor B	21.43%	10.32%	12.44%	11.75%
Vendor C	*	*	12.24%	*
Vendor D	13.05%	*	*	10.13%

The Company has the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	June 30,
	2011	2010
Creditors
Creditor A	13.13%	*
Creditor B	*	21.61%
Creditor C	36.85%	*
Creditor D	*	12.35%
Creditor E	*	13.71%
Creditor F	10.04%	*
Creditor G	17.30%	*
Creditor H	15.44%	*

* The concentration is less than 10%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(20)           BENEFIT PLAN

Pursuant to relevant PRC regulations, Yinglin Jinduren and China Dong Rong participate in a local municipal government retirement benefits scheme (the “Scheme”), whereby each of them is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were US$9,000 and US$36,000 for the three months ended June 30, 2011 and 2010 respectively, and US$18,000 and US$65,000 for the six months ended June 30, 2011 and 2010, respectively.

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

We sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory. Our distributors sell our products at points of sales, or POS, that they establish within their territories and operate either directly or through third-party retail operators. As of June 30, 2011, our products were sold at 556 POS, including counters, concessions and stand-alone stores and store-in-stores.

We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian Province, China, where we set the tone for integrity, consistency and direction of the V·LOV brand image throughout China. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.

Our goal is to provide stylish, fashion-forward clothing, to our target customer. We pride ourselves on our brand image and our ability to convey a successful and exclusive lifestyle brand. Given our significantly increased marketing efforts in the past year, our distributors have shifted their POS from counters and concessions to stand-alone store and store-in-store locations. Ultimately, our goal is for our distributors to move towards operating stand-alone stores and store-in-stores as we believe that this will further enhance our brand value amongst our target consumer base.

To better showcase our goals, we have recently decided to operate a limited number of POS directly. We believe that the level of control that we would have from directly operating these stores would facilitate the promotion of our brand and brand image. At the same time, we can also benefit from the higher margin from retail sales at the POS that we operate.  Accordingly, in May 2011, we entered into an agreement with our Fujian distributor to acquire its retail network of 13 stores, including 2 stand-alone stores and 11 store-in-stores, for approximately $6.68 million. As we are headquartered in and operate from Fujian Province, this distributor’s retail network is geographically ideal for our plan. We completed the acquisition on June 30, 2011, and currently operate all 13 locations directly.

All our manufacturing activities are carried out by third-party manufacturers. After we design and create samples, they are presented to our distributors at our biannual previews for their selection and purchase based on what they believe will sell most effectively in their POS. After our distributors place their purchase orders with us, the manufacturers make and deliver the products to our distributors.

During 2010, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong. Since January 1, 2011, we have been in the process of transferring all of our business operations, comprising of trademarks, design, marketing, sales and purchasing activities, to our wholly-owned subsidiary China Dong Rong. Transfers of all sales contracts and design, marketing, sales and purchasing-related assets were completed in the first quarter 2011, and all of our business activities are currently conducted by China Dong Rong.

Once we complete the transfer of trademarks from Yinglin Jinduren to China Dong Rong, which has not been completed as of the date of this report, we intend to exit from the contractual arrangements with, and to dissolve, Yinglin Jinduren. Until then, however, we will operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

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

Accounts receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers (our distributors) and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Historically, our credit losses have not been significant and within our expectations. However, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Our accounts receivable aging was as follows for the periods described below (amounts in thousands):

From date of Invoice to Customer	June 30, 2011	December 31, 2010
0-30 days	4,027	10,158
31-60 days	12,650	11,028
61-90 days	-	-
Allowance for Doubtful Accounts	-	-
Total Accounts receivable	$16,677	$21,186

On average, we collect our receivables within 90 days. Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above. If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse. If all of these steps are unsuccessful, management would then determine whether or not the receivable should be written off. Of $16,677 in receivables as of June 30, 2011, $11,276 had been collected as of August 8, 2011.

Other receivables were $34 and $36 as of June 30, 2011 and December 31, 2010, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We are not aware of any PRC corporate income tax matters through June 30, 2011 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At June 30, 2011, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities. We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on June 30, 2011 and December 31, 2010 were US$1.00 to RMB 6.46 and RMB 6.59, respectively. The average translation rates of US$1.00 to RMB 6.49 and RMB 6.82 were applied to the income statement accounts for the three months ended June 30, 2011 and 2010, respectively and US$1.00 to RMB 6.53 and RMB 6.82 were applied to the income statement accounts for the six months ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2011 and 2010

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2011		2010		2011		2010
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$20,588	100.00%	$17,946	100.00%	$41,761	100.00%	$36,013	100.00%
Gross Profit	9,256	44.96%	6,837	38.10%	18,572	44.47%	13,759	38.21%
Operating Expense	4,889	23.75%	3,627	20.21%	8,431	20.19%	5,940	16.49%
Income From Operations	4,367	21.21%	3,210	17.89%	10,141	24.48%	7,819	21.71%
Other Expenses / (Income)	379	1.84%	(2,168)	(12.08)%	628	1.50%	168	0.47%
Income tax expenses	984	4.78%	911	5.08%	2,533	6.07%	2,107	5.85%

Net Income	$3,762	18.27%	$4,467	24.89%	$8,233	19.71%	$5,544	15.39%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales for the three months ended June 30, 2011 were $20,588, an increase of 14.72% from $17,946 for the same period in 2010, while net sales for the six months ended June 30, 2011 were $41,761, an increase of 15.96% from $36,013 for the same period of 2010. Net sales for the three and six months ended June 30, 2011 and 2010 were generated from the sales of our apparel products to our distributors, who retailed them at their POS throughout northern, central and southern China. The increase in our net sales was primarily attributable to increases in sales to our distributors in Beijing, Zhejiang and Fujian and an increase in the average unit prices of 140% and 229% during the three and six months ended June 30, 2011, respectively, over the comparable period.

We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via stand-alone stores and store-in-stores which we believe strengthen our brand image with consumers, rather than through counters and concessions.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Month Periods Ended June 30,					Six Month Periods Ended June 30,
	2011		2010			2011		2010
					Growth					Growth
					(Decline)					(Decline)
					in 2011					in 2011
					compared					compared
		% of net		% of net	with		% of net		% of net	with
	Amount	sales	Amount	sales	2010	Amount	sales	Amount	sales	2010
	(Amounts in thousands, in U.S. Dollars,					(Amounts in thousands, in U.S. Dollars,
	except for percentages)					except for percentages)

Beijing	$1,869	9.08%	$984	5.48%	89.94%	$3,692	8.84%	$1,936	5.38%	90.70%
Zhejiang	4,162	20.22%	3,040	16.94%	36.91%	8,215	19.67%	5,723	15.89%	43.54%
Shandong	2,365	11.49%	2,202	12.27%	7.40%	4,670	11.18%	4,684	13.01%	(0.30)%
Jiangxi	1,772	8.61%	1,749	9.75%	1.32%	3,500	8.38%	2,947	8.18%	18.76%
Yunnan	1,678	8.15%	1,480	8.25%	13.38%	3,314	7.94%	2,910	8.08%	13.88%
Shanxi	1,032	5.01%	1,264	7.04%	(18.35)%	2,040	4.88%	2,485	6.90%	(17.91)%
Liaoning	1,629	7.91%	1,483	8.26%	9.84%	3,217	7.70%	3,269	9.08%	(1.59)%
Hubei	2,277	11.06%	2,198	12.25%	3.59%	4,495	10.76%	4,676	12.98%	(3.87)%
Henan	970	4.71%	1,135	6.32%	(14.54)%	1,917	4.59%	2,440	6.78%	(21.43)%
Guangxi	1,395	6.78%	1,176	6.55%	18.62%	2,755	6.60%	2,426	6.74%	13.56%
Sichuan	771	3.74%	900	5.02%	(14.33)%	1,520	3.64%	1,770	4.91%	(14.12)%
Fujian	688	3.24%	335	1.87%	99.40%	2,426	5.81%	747	2.07%	224.77%
Total Net Sales	$20,588	100.00%	$17,946	100.00%	14.72%	$41,761	100.00%	$36,013	100.00%	15.96%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Three Month Periods Ended June 30,				Six Month Periods Ended June 30,
	2011		2010		2011		2010
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$20,588	100.00%	$17,946	100.00%	$41,761	100.00%	$36,013	100.00%
O.E.M. Finished Goods	11,332	55.04%	10,490	58.45%	23,189	55.53%	21,371	59.34%
Raw Materials		%	331	1.84%		%	483	1.34%
Labor		%	215	1.20%		%	282	0.78%
Overhead and Other Expenses		%	73	0.41%		%	118	0.33%

Total Cost of Sales	11,332	55.04%	11,109	61.90%	23,189	55.53%	22,254	61.79%

Gross Profit	$9,256	44.96%	$6,837	38.10%	$18,572	44.47%	$13,759	38.21%

All of our products are manufactured by third parties, based on orders for our products that we receive from our distributors. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted almost all of our outsourcing entirely to O.E.M. manufacturers. We did not use sub-contractors for manufacturing during the three months ended June 30, 2011 and such type of manufacturing accounted for less than 2% of net sales for the three months ended June 30, 2010.

Total cost of sales for the three and six months ended June 30, 2011 was $11,332 and $23,189, respectively, an increase of 2.01% from $11,109 for the same three-month period in 2010 and an increase of 4.20% from $22,254 for the same six-month period in 2010, primarily due to the increase in net sales. As a percentage of total net sales, our cost of sales was 55.04% and 55.53% for the three and six months ended June 30, 2011 respectively, down from 61.90% and 61.79% from the same three-month and six-month periods in 2010, respectively. Consequently, gross margin as a percentage of total net sales increased to 44.96% and 44.47% for the three and six months ended June 30, 2011, respectively, from 38.10% and 38.21% in the same periods in 2010, respectively. Our gross margin increased mainly due to average unit price increases of 140% and 229% during the three and six months ended June 30, 2011 over the comparable 2010 periods as well as outsourcing 100% of our manufacturing to O.E.M. manufacturers.

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended June 30,
	2011				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$1,869	$1,041	$828	44.30%	$984	$609	$375	38.11%
Zhejiang	4,162	2,318	1,844	44.31%	3,040	1,883	1,157	38.06%
Shandong	2,365	1,317	1,048	44.31%	2,202	1,363	839	38.10%
Jiangxi	1,772	987	785	44.30%	1,749	1,084	665	38.02%
Yunnan	1,678	935	743	44.28%	1,480	916	564	38.11%
Shaanxi	1,032	575	457	44.28%	1,264	782	482	38.13%
Liaoning	1,629	908	721	44.26%	1,483	917	566	38.17%
Hubei	2,277	1,269	1,008	44.27%	2,198	1,361	837	38.08%
Henan	970	540	430	44.33%	1,135	702	433	38.15%
Guangxi	1,395	777	618	44.30%	1,176	728	448	38.10%
Sichuan	771	429	342	44.36%	900	557	343	38.11%
Fujian	668	236	432	64.67%	335	207	128	38.21%
Total	$20,588	$11,332	$9,256	44.96%	$17,946	$11,109	$6,837	38.10%

	Six Months Ended June 30,
	2011				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$3,692	$2,062	$1,630	44.15%	$1,936	$1,196	$740	38.22%
Zhejiang	8,215	4,589	3,626	44.14%	5,722	3,535	2,187	38.22%
Shandong	4,670	2,609	2,061	44.13%	4,684	2,894	1,790	38.22%
Jiangxi	3,500	1,955	1,545	44.14%	2,947	1,823	1,124	38.14%
Yunnan	3,314	1,851	1,463	44.15%	2,910	1,798	1,112	38.21%
Shaanxi	2,040	1,139	901	44.17%	2,485	1,536	949	38.19%
Liaoning	3,217	1,797	1,420	44.14%	3,269	2,019	1,250	38.24%
Hubei	4,495	2,511	1,984	44.14%	4,676	2,889	1,787	38.22%
Henan	1,917	1,071	846	44.13%	2,440	1,507	933	38.24%
Guangxi	2,755	1,539	1,216	44.14%	2,426	1,499	927	38.21%
Sichuan	1,520	849	671	44.14%	1,770	1,094	676	38.19%
Fujian	2,426	1,217	1,209	49.84%	748	464	284	37.97%
Total	$41,761	$23,189	$18,572	44.47%	$36,013	$22,254	$13,759	38.21%

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$9,256	44.96%	$6,837	38.10%	$18,572	44.47%	$13,759	38.21%
Operating Expenses:
Selling Expenses	3,897	18.93%	2,556	14.24%	6,100	14.61%	4,039	11.22%
General and Administrative Expenses	924	4.82%	1,071	5.97%	2,331	5.58%	1,901	5.28%
Total	4,889	23.75%	3,627	20.2%	8,431	20.19%	5,940	16.49%
Income from Operations	$4,367	21.21%	$3,210	17.89%	$10,141	24.28%	$7,819	21.71%

Selling expenses for the three months ended June 30, 2011 increased by 52.46% to $3,897 as compared to the same period in 2010, and increased by 51.03% to $6,100 for the six months ended June 30, 2011 as compared to for the same periods in 2010. The increase was mainly due to an increase in advertising expenses related to our marketing efforts in Beijing, Fujian and Zhejiang We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network and penetrating potential new markets in these regions. As we completed the acquisition of our Fujian distributor’s retail network on June 30, 2011, we believe that our selling expenses will also increase as a percentage of total revenue and in absolute dollars.

General and administrative expenses decreased by 7.38% from $1,071 for the three months ended June 30, 2010 to $992 for the same period in 2011, and increased by 22.62% from $1,901 for the six months ended June 30, 2010 to $2,331 for the same period in 2011. The higher general and administrative expenses for the three months ended June 30, 2010 resulted from $292 of registration liquidated penalties accrued during the period. The full amount of the penalties, which arose in connection with our preferred and common share financings in the fourth quarter of 2009, had been accrued for as of December 31, 2010.   For the six months ended June 20, 2011, the increase was mainly due to the hiring of an outside consulting firm to assist us with brand marketing and positioning for our designs. As we completed the acquisition of the retail network of one of our distributors on of June 30, 2011, we believe that our general and administrative expenses will also increase as a percentage of total revenue and in absolute dollars.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009. These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges. For the three months ended June 30, 2011 and 2010, we recorded gains of $357 and $2,166 respectively. For the six months ended June 30, 2011 and 2010, we recorded a gain of $579 and a loss of $175, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Interest Income (amounts in thousands, in U.S. Dollars)

Interest income for the three and six months ended June 30, 2011 amounted to $22 and $57, respectively, compared to $18 and $44 for the same three-month and six-month periods in 2010.

Interest Expense (amounts in thousands, in U.S. Dollars)

Interest expense for the three and six months ended June 30, 2011 amounted to $0 and $8, respectively, compared to $16 and $37 for the same three-month and six-month periods in 2010.

Income Tax Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

For the three months ended June 30, 2011 and 2010, we were subject to income tax rates of 16.8% and 16.9%, respectively. For the six months ended June 30, 2011 and 2010, we were subject to income tax rates of 25.1% and 27.5%, respectively. Income tax expense for the three and six months ended June 30, 2011 amounted to $984 and $2,536, respectively, compared to $911 and $2,107 for the same three-month and six-month periods in 2010. The increase in income tax expense was attributable to the increase in income from operations.

Liquidity and Capital Resources

Six Months Ended June 30, 2011 and 2010 (amounts in thousands, in U.S. Dollars, except for percentages)

Net cash provided by operating activities increased from $3,048 for the six months ended June 30, 2010 to $5,772 for the six months ended June 30, 2011, an increase of $2,724. This increase was mainly attributable to higher net income and an increase in our collection of accounts receivable offset by an increase in our inventories.

Net cash used in investing activities was $1,795 during the six months ended June 30, 2011, compared with $3,027 net cash used in investing activities in the same period of 2010. This increase was mainly due to the sale of the building that housed our discontinued manufacturing activities and the land use right for the land on which the building occupies for $1,143, and the maturity of our time deposit of $3,020. The increase was offset by cash used to acquire a business of $6,684 during the six months ended June 30, 2011.

Net cash used in financing activities was $612 during the six months ended June 30, 2011 as the result of a repayment of a short term bank loan, compared with net cash provided by financing activities of $2,325 in the same period of 2010 primarily as a result of a repayment by a director of $2,428 on March 29, 2010 offset by payments of a short term bank loan during the six months ended June 30, 2010.

As of June 30, 2011, we had cash and cash equivalents of $15,674, total current assets of $42,742 and current liabilities of $6,321. Our cash balance as of August 9, 2011 was $12,837. Included in total current liabilities of $6,241 as of June 30, 2011, is $987 of registration liquidated penalties in connection with our equity financings in the fourth quarter of 2009 which we plan to pay as soon as it is practicable to do so.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Through December 31, 2011	December 31, 2011 and Thereafter
	(in thousands of dollars)
Contractual Obligations :
Operating Leases (1)	94	38	56

Total Contractual Obligations:	$94	$38	$56

(1)
Our lease commitments as of June 30, 2011, do not include the 13 retail store leases that we assumed from our Fujian distributor, which leases we assumed effective July 1, 2011. Once these leases have been evaluated, they will result in additional lease commitments.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide this information.

Item 4.       Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although the Company has a part-time chief financial officer who is a certified public accountant and uses outside consultants to assist in the preparation of its financial statements, the current on-site accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date. The Company looks to take such other steps as necessary to address the weakness in its accounting staff, the effectiveness of which will not be known until the Company performs a test in connection with management’s tests of internal control over financial reporting to be undertaken as of December 31, 2011.

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company is taking the following remediation measures for its material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) set up an internal audit department and assign more resources to enhance the internal audit function, especially in the supervision of complex, non-routine transactions; (3) involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (4) improve the interaction among our management, audit committee, and other external advisors. As of June 30, 2011, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None

Item 1A.    Risk Factors.

As of and for the three months ended June 30, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2010.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, the Company issued an aggregate of 39,800 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 39,800 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing. The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Reserved.

Item 5.       Other Information.

On May 26, 2011, China Dong Rong entered into an Acquisition of Distributorship Agreement (the “Agreement”) with the Company's Fujian distributor, Xiamen Lianyu Commerce Co., Ltd. ("Lianyu"), to acquire Lianyu's retail distribution network of 13 stores in exchange for a payment of RMB 44,100,000 (approximately $6,684,000) (hereinafter the “Acquisition”). The Acquisition was completed on June 30, 2011. Pursuant to the Agreement, Lianyu's exclusive rights to distribute the Company's products in Fujian Province terminated as of July 1, 2011.The Company, its subsidiaries (including China Dong Rong) and controlled entities, as well as their respective officers and directors, do not have any relationship with, nor are they related to or affiliated with Lianyu or its officers and directors.

The foregoing description of the material terms of the Agreement is qualified in its entirety by reference to the full text of the Agreement, an English translation of which is included with this quarterly report on Form 10-Q as Exhibit 10.16.

Item 6.       Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (9)
3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)
3.4	Certificate of Correction filed on March 6, 2009 (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)
3.6	Bylaws (2)
3.7	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)
4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (5)

4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (15)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)
10.7	Form of Escrow Agreement for the Preferred Shares Financing (4)
10.8	Form of Securities Purchase Agreement for the Common Shares Financing (5)
10.9	Supplemental Agreement dated February 18, 2009 (7)
10.10	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (10)
10.11	Bridge Loan and Financing Agreement dated June 11, 2008 (14)
10.12	Form of Securities Purchase Agreement dated February 13, 2009 (11)
10.13	Form of Securities Purchase Agreement dated February 12, 2009 (11)
10.14	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (12)
10.15	Director Offer Letter with Jianhui Wang dated June 1, 2010 (13)
10.16	Acquisition of Distributorship Agreement between China Dong Rong and Xiamen Lianyu Commerce Co., Ltd. dated May 26, 2011 *
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (11)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Trademark License Contract for serial number 3871951 dated February 12, 2009 (11)
99.2	Trademark License Contract for serial number 3884844 dated February 12, 2009 (11)
99.3	Trademark License Contract for serial number 3884845 dated February 12, 2009 (11)
99.4	Trademark License Contract for serial number 4247545 dated February 12, 2009 (11)
99.5	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (15)
99.6	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated May 25, 2009 (15)
99.7	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (15)
99.8	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (15)
99.9	Land Use Right and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (16)
99.10	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (16)
99.11	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (16)
99.12	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (16)

*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(10)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(14)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.
(15)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.
(16)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: August 22, 2011	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: August 22, 2011	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer