Form 10-Q
period 2011-09-30
VLOV INC.
filed 2011-11-18
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended:  September 30, 2011

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number:  000-53155

VLOV INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

11/F, No. 157 Taidong Road Xiamen Guanyin Shan International Business Center Siming District, Xiamen City Fujian Province 361008 People’s Republic of China	N/A
(Address of principal executive offices)	(Zip code)

(86592) 2345999
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 18,786,557 shares issued and outstanding as of November 15, 2011.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2011 (unaudited)	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$12,129	$12,013
Time deposits	-	3,020
Accounts and other receivables	23,425	21,222
Trade deposits	5,126	4,806
Inventories	4,239	654
Prepaid expenses	-	110
Total current assets	44,919	41,825
Property, plant and equipment, net	1,673	947
Goodwill	5,457
Land use rights	-	261
TOTAL ASSETS	$52,049	$43,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,902	$3,254
Accrued expenses and other payables	1,368	1,446
Amount due to a director/officers	1,064	162
Derivative liability - common stock warrants	475	1,312
Short-term bank loans	-	607
Income taxes payable	865	2,259
Total current liabilities	6,674	9,040

Stockholders’ Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 18,786,558 and 18,444,169 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 716,370 and 1,048,759 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (liquidation preference $2,048,818 and $2,999,451)	1,015	1,492
Additional paid-in capital	9,548	8,873
Statutory reserve	913	913
Retained earnings	30,969	21,159
Accumulated other comprehensive income	2,929	1,555
Total stockholders' equity	45,375	33,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,049	$43,033

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$15,955	$13,063	$57,820	$49,105
Cost of sales	9,445	7,643	32,690	29,918
Gross profit	6,510	5,420	25,130	19,187

Operating expenses:
Selling expenses	3,153	1,399	9,375	5,442
General and administrative expenses	1,622	702	3,896	2,602
	4,775	2,101	13,271	8,044

Income from operations	1,735	3,319	11,859	11,143

Other income (expenses):
Change in fair value of derivative liability	258	992	837	818
Interest income	15	18	72	61
Interest expense	-	(15)	(8)	(52)
	273	995	901	827

Income before provision for income taxes	2,008	4,314	12,760	11,970
Provision for income taxes	400	884	2,950	2,992

Net income	1,608	3,430	9,810	8,978

Other comprehensive income:
Foreign currency translation adjustment	547	441	1,374	540

Comprehensive income	$2,155	$3,871	$11,184	$9,518

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	1,549	3,149	9,450	8,127
Net income attributable to preferred shareholders	59	281	360	851
Net income	$1,608	$3,430	$9,810	$8,978

Basic earnings per share- common	$0.08	$0.18	$0.51	$0.47

Diluted earnings per share	$0.08	$0.18	$0.50	$0.47

Weighted average number of common shares and participating preferred shares outstanding:

Basic	18,637,927	17,874,371	18,586,727	17,199,755

Diluted	19,502,928	19,472,376	19,499,220	19,001,350

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2011	18,444,169	$1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993

Net income								9,810	9,810
Foreign Currency Translation Adjustment							1,374	-	1,374
Conversion of Preferred Stock to Common Stock	332,389	-	(332,389)	(477)	477				-
Issuance of shares to director / officer	10,000	-			117				117
Stock compensation expense					81				81
Balance at September 30, 2011	18,786,558	$1	716,370	$1,015	$9,548	$913	$2,929	$30,969	$45,375

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$9,810	$8,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	53
Loss on disposal of property, plant and equipment	15
Stock compensation expense	81
Change in fair value of derivative liability	(837)	(818)
(Increase) decrease in assets:
Accounts receivable	(2,203)	(8,520)
Trade deposits	(320)	(2,615)
Inventories	(3,358)	35
Prepaid expenses	110	(114)
Increase (decrease) in liabilities:
Accounts payable	(352)	(361)
Accrued expenses and other payables	824	266
Income and other tax payables	(1,394)	(256)
Net cash provided by (used in) operating activities	2,712	(3,352)

Cash flows from investing activities:
Purchases of property, plant and equipment	(983)	(7)
Acquisition of a business	(6,684)
Disposals of property, plant and equipment	1,188
Time deposits	3,020	(3,020)
Net cash used in investing activities	(3,459)	(3,027)

Cash flows from financing activities:
Proceeds from debt financing	-	294
Payments of short-term debt	(616)	(441)
Warrants exercised		22
Amount due to a director	1,026	2,468
Net provided by in financing activities	410	2,343

Effect of exchange rate changes	453	149
Net increase in cash and cash equivalents	116	(3,887)
Cash and cash equivalents, beginning of period	12,013	11,036
Cash and cash equivalents, end of period	$12,129	$7,149

Supplemental disclosure of cash flow information:
Interest paid	$-	$52
Income taxes paid	$4,345	$3,208

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The Company is the designer of “VLOV” brand men’s apparel and related products, which are distributed in the People’s Republic of China (“PRC” or “China”). Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd. (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren. As of September 30, 2011, all transfers other than trademarks were completed, and all business operations were carried out by China Dong Rong as of such date. In addition, as the Company’s manufacturing activities were discontinued since the third quarter of 2010, such related assets were not transferred. Instead, during the first quarter of 2011, manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits were sold to an unrelated third-party. Sales were completed, and all proceeds from such sales paid to Yinglin Jinduren during the first quarter of 2011, with the funds being subsequently transferred to China Dong Rong.

As a result of the foregoing, the accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	·	A British Virgin Islands limited liability company	100%
	·	Incorporated on April 30, 2008
HK Dong Rong	·	A Hong Kong limited liability company	100%
	·	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	·	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008
China Dong Rong	·	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	·	Incorporated on November 19, 2009
	·	Registered capital of $8 million fully funded
Yinglin Jinduren	· ·	A PRC limited liability company Incorporated on January 19, 2002 Registered capital of RMB 10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.	VIE by contractual arrangements (1)
	·	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren. Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren. Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation. As of September 30, 2011, Yinglin Jinduren had no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of September 30, 2011 and December 31, 2010, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Sales of goods - distributors

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

The Company recognizes revenue when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customer. Revenue excludes value-added tax (“VAT”) and is stated after deduction of trade discounts and allowances.

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its menswear products. Revenue from retail sales is recognized at each point of sale. During the three and nine months ended September 30, 2011, such sales were less than 5% of the Company’s total revenue.

The Company’s retail revenue is net of VAT collected on behalf of PRC tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Retail sales returns within seven days of purchase are accepted only for quality reasons.  The Company has not yet had the experience to estimate and provide for such returns at the time of sale, and returns have been minimal to date.

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

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect. The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience. Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors. Interest is not normally charged on accounts receivables. As of September 30, 2011 and December 31, 2010, there were no accounts receivable aged greater than 90 days, and management has determined no allowance for uncollectible amounts is necessary.

(h)	Depreciation and amortization

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Buildings	30 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years
Office equipment	3 to 5 years
Plant and machinery	5 to 15 years
Leasehold improvements	1 to 4 years (amortized over the shorter of their economic lives or the remaining lease terms)

(i)	Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method. For the Company-operated retail stores, the Company carries out physical inventory counts on a monthly basis to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued. The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts.  To date, such amounts have not been material to the consolidated financial statements.

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

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency. The accompanying unaudited consolidated financial statements of the Company are translated from RMB into U.S. Dollars (“$”). Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on September 30, 2011 and December 31, 2010 were US$1.00 to RMB 6.39 and RMB 6.59, respectively. The average translation rates of $1.00 to RMB 6.40 and RMB 6.76 were applied to the income statement accounts for the three months ended September 30, 2011 and 2010, respectively, and $1.00 to RMB 6.49 and RMB 6.80 were applied to the income statement accounts for the nine months ended September 30, 2011 and 2010, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statement of stockholders equity and comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

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

(n)	Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indications of impairment. For purposes of the goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The estimated useful life of goodwill is indefinite.

The Company evaluates goodwill for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

There was no indication of impairment to goodwill during the three and nine months ended September 30, 2011.

(o)	Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses. The foreign currency translation gains for the three months and nine months ended September 30, 2011 were $1,186,000 and $2,013,000, respectively. The foreign currency translation losses for the three months and nine months ended September 30, 2010 were $438,000 and $540,000, respectively. Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities. The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements. During the three and nine months ended September 30, 2011 and the year ended December 31, 2010, the Company did not recognize any amount in interest and penalties.

(q)	Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run. Advertising expense for the three months ended September 30, 2011 and 2010 was approximately $1.45 million and $1.37 million, respectively, and approximately $4.30 million and $4.11 million for the nine months ended September 30, 2011 and 2010, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

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

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income. Such costs aggregated approximately $0.94 million and $0.32 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $2.14 million and $1.28 million for the nine months ended September 30, 2011 and 2010, respectively.

(t)	Operating Leases

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Annual rentals applicable to such operating leases are charged to expense on a straight-line basis over the lease terms except where an alternative basis is more representative of the pattern of benefits to be derived from the leased assets. Lease incentives received are recognized as an integral part of the aggregate net lease payments made. Contingent rentals are charged to expense in the accounting period in which they are incurred.

(u)	Derivative financial instruments

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

(v)	Fair value of financial instruments

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

(w)	Earnings per share

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

(x)	Recent accounting pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08 - Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions in ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)	TIME DEPOSITS

Time deposits (in thousands):

December 31,
2010

Time deposits	$3,020

$3,020

Time deposits represent amounts deposited with Xiamen International Bank and that matured on March 31, 2011.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	4,239	654

	$4,239	$654

(4)	TRADE DEPOSITS

Trade deposits consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Trade deposits	5,126	4,806

	$5,126	$4,806

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company. As of September 30, 2011 and December 31, 2010, the Company had trade deposits with 9 and 24 manufacturers, respectively. 86.5% of the balance as of September 30, 2011 was made to 4 manufacturers, while 57.3% of the balance as of December 31, 2010 was made to 4 manufacturers.

(5)	BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail distribution network of 13 retail stores for $6,684,000 (RMB 44,100,000). The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and can benefit at the same time from the higher margins for retail sales. The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province. The Company completed this acquisition on June 30, 2011. The Company is in the process of finalizing the allocation of the purchase price upon receipt of the final appraisal. Therefore, the allocation is still subject to revisions.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition (unaudited, in thousands):

Total purchase price:	6,684

Allocation of the purchase price to assets and liabilities at fair value:
Inventories	227
Leasehold improvements	985
Property, plant and equipment	15
Net assets acquired at fair value	1,227
Goodwill	5,457

The goodwill recognized in conjunction with the acquisition on June 30, 2011 represents intangible values of the store locations for their future profit potential that do not qualify for separate recognitions, or other factors.

The accompanying unaudited consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations that include the acquired business for the nine months ended September 30, 2011 are not presented because the effects of the acquisition were not material to the Company’s financial results.

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Buildings	$-	$946
Furniture, fixtures and equipment	15	86
Leasehold improvements	1,923
Motor vehicles	55	202
Office equipment	37	34
Plant and machinery	-	214

Total property, plant and equipment	2,030	1,482
Less: accumulated depreciation	(357)	(535)

Property, plant and equipment, net	$1,673	$947

Depreciation expense was $312 and $15 for the three months ended September 30, 2011 and 2010, respectively, and $336 and $44 for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, the Company disposed of its manufacturing equipment that had a net book value of $145 on December 31, 2010 for $154, resulting in a gain of $9.

During the nine months ended September 30, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013, for $989, resulting in a loss of $24.

(7)	LAND USE RIGHTS

The Company’s land use right is summarized as follows (in thousands):

December 31,
2010

Land use right	$325
Less: accumulated amortization	(64)
Land use right, net	$261

Amortization expense was $0 and $3 for the three months ended September 30, 2011 and 2010, respectively, and $0 and $9 for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, the Company disposed of its land use right in connection with the sale of its building (See Note 6).

(8)	GOODWILL

Goodwill (see Note 5), amount still subject to changes, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Goodwill on stores acquired	$5,457	$-

Goodwill	$5,457	$-

(9)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Accrued salaries and wages	$75	$36
Accrued expenses	1,092	1,215
Advertising subsidies payables	201	195
	$1,368	$1,446

(10)	RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(unaudited)
Mr. Qingqing Wu (1)	$1,019	$45
Mr. Bennet Tchaikovsky (2)	35	68
Ms. Ying (Teresa) Zhang (2)	10	49
	$1,064	$162

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents cash and share compensation owed.

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

(11)	SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

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

Because the warrants contain provisions that would reduce their exercise price in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price, and because the Warrants are denominated in a currency that is different from the Company’s functional currency, they have been accounted for as derivative instrument liabilities (see Note 12).

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

(12)	DERIVATIVE FINANCIAL INSTRUMENTS

(Amounts in thousands except share data)

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

The Company uses a binomial option pricing model to value these Warrants. In valuing the Warrants at the time they were issued and at September 30, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants. All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 70%, is based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 0.14% to 0.15%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At September 30, 2011, the following derivative liabilities related to common stock warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2010	Value - September 30, 2011

October 27, 2009	October 27, 2012	723,052	$3.43	$547	$194

November 17 2009	November 17, 2012	667,058	3.43	512	187

December 1, 2009	December 1, 2012	326,767	3.43	253	94

		1,716,877		$1,312	$475

During the three months ended September 30, 2011 and 2010, the Company recognized gains of $258 and $992 from the change in fair value of the warrant liability, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized gains of $837 and $818, respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2011 and 2010:

Warrants (in thousands)

Balance – January 1, 2010	$3,684
Issued	-
Exercised	(21)
Fair value adjustments	(818)
Balance- September 30, 2010	2,845
Issued	-
Exercised	-
Fair value adjustments	(1,533)
Balance- December 31, 2010	1,312
Issued	-
Exercised	-
Fair value adjustments	(837)
Balance September 30, 2011	475

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

(13)	SHORT-TERM BORROWINGS

The carrying amounts of the Company’s borrowings are as follows (in thousands):

	December 31 ,2010
	Amount	Interest Rate

Bank loan	$607	8.153%

As of December 31, 2010, the short-term borrowing was secured by a personal guarantee from Mr. Qingqing Wu, the Company’s CEO and chairman of the board of directors.

(14)	COMMON STOCK

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

During the nine months ended September 30, 2011, 332,389 shares of convertible preferred stock were converted into 332,389 shares of common stock.

On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 10,000 shares of restricted common stock in four quarterly installments for her annual service. The terms of the service agreement was continued on March 10, 2011, with 10,000 shares of restricted common stock to be issued in four quarterly installments accordingly. The trading value of the Company’s common stock on March 10, 2011 and 2010 was $1.57 and $6.00 for totals of $16 and $60, respectively. $4 and $34 were recognized as compensation expense for the three months ended September 30, 2011 and 2010, respectively. $20 and $34 were recognized as compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

On April 27, 2010, the Company entered into an agreement to issue 20,000 shares of restricted common stock to Worldwide Officers Inc. (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 3,562 shares on September 30, 2010, 5,041 shares on September 30, 2010, 5,041 shares on December 31, 2010, 4,932 shares on March 31, 2011 and 1,424 shares on April 26, 2011. The trading value of the granted shares on April 27, 2010 was $5.00 per share for a total value of $100. $0 and $25 were recognized as compensation expense for the three months ended September 30, 2011 and 2010, respectively. $32 and $43 were recognized as compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

On September 28, 2011, the Company entered into an agreement to issue 19,855 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011. The trading value of the granted shares on September 28, 2011 was $1.30 for a total value of $26. $26 was recognized as compensation expense for the three and nine months ended September 30, 2011.

On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200,000 of its common stock for each one-year term of the chief financial officer, $100,000 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100,000 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 76,924 shares were granted to WOI for the initial 6-month period of the initial term, calculated based on the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011, of $1.30.  Such shares shall vest in two installments of 38,462 shares on December 27, 2011 and March 27, 2012.  $2 was recognized as compensation expense for the three and nine months ended September 30, 2011.

A summary of the status of the Company’s non-vested shares as of September 30, 2011, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2010	-	-
Granted	30,000	$5.33
Vested	(13,063)	$(5.33)
Forfeited	-	-
Non-vested at September 30, 2010	16,937	$5.33
Granted	-	$-
Vested	(8,081)	$5.33
Forfeited	-	-
Non-vested at December 31, 2010	8,856	$5.33
Granted	106,779	$1.33
Vested	(33,711)	$2.40
Forfeited	-	-
Non-vested at September 30, 2011	81,924	$1.32

As of September 30, 2011, there was $105 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors. The total fair value of shares vested during the three months ended September 30, 2011 and 2010 were $31 and $59, respectively. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 were $79 and $77, respectively.

At September 30, 2011, 18,786,557 shares of common stock were issued and outstanding.

(15)	PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively. Each Preferred Share is convertible into one share of common stock, at a conversion price of $2.86 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009. Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis. Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis. Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends. During the year ended December 31, 2010, 1,747,962 Preferred Shares were converted, and at December 31, 2010, 1,048,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,999. During the nine months ended September 30, 2011, 332,389 Preferred Shares were converted and at September 30, 2011, 716,370 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,049.

(16)	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share (in thousands except for share amounts):

(a)	Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares. Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and nine months ended September 30, 2011 and 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-1 basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income attributable to common shareholders of the Company	1,549	3,149	9,450	8,127
Income attributable to preferred shareholders of the Company	59	281	360	851
Net income	$1,608	$3,430	$9,810	$8,978
Weighted average number of common shares outstanding	18,637,927	17,874,371	18,586,727	17,199,755

(b)	Diluted

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,608	$3,430	$9,810	$8,978
Weighted average number of common shares outstanding	18,637,927	17,874,371	18,586,727	17,199,755

Adjustment for:
Preferred stock	865,001	1,598,005	912.493	1,801,596
	19,502,928	19,472,376	19,499,220	19,001,350

Warrants were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, as the warrant strike price of $3.43 is greater than the share price $1.70 at September 30, 2011 and the share price of $3.40 at September 30, 2010.

(17)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
	(unaudited)	(unaudited)
PRC enterprise income tax - current	2,950	2,992
	$2,950	$2,992

As of September 30, 2011 and December 31, 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The Company is mainly subject to income taxes in the PRC and the provision for the PRC corporate income tax was calculated based on the statutory tax rate of 33% on the assessable income arose in or before year 2007. Pursuant to the PRC Enterprise Income Tax Law (the “Income Tax Law”) passed by the Tenth National People’s Congress on March 16, 2007, the PRC income tax rates for domestic and foreign enterprises are unified at 25% effective from January 1, 2008. The Income Tax Law has not had any significant financial effect on the amounts accrued in the consolidated balance sheet in respect of taxation payable and deferred taxation.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for nine months ended September 30, 2011 and 2010:

	For Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory rates	34%	34%
Foreign income not recognized in U.S.	(34)	(34)
China income tax rate	25	25
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the nine months ended September 30, 2011 and 2010 respectively (in thousands):

	For Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$3,190	$2,993
Tax effect of non-deductible expenses and other	(31)	205
Tax expense effect of non-taxable valuation change (Warrant liability)	(209)	(206)
Effective tax expense	$2,950	$2,992

Non-deductible expenses for the nine months ended September 30, 2011 and 2010 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(18)	SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. On July 1, 2011, the Company began to directly operate 13 store locations after acquiring them from one of the Company’s distributors, and the Company subsequently opened seven more locations during the three months ended September 30, 2011. As of September 30, 2011, the Company’s distributors operated 540 points of sale. During the three months ended September 30, 2011, the Company operated in two reportable business segments- (1) sales to its distributors, and (2) retail sales at Company-operated stores. The Company's reportable segments represent the two ways that the Company sells its products: directly to consumers (via Company-operated stores), and to its distributors who then sell the products to consumers. These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development. Company-operated stores require different types of management focus and as such are managed separately.

Condensed information with respect to the two reportable business segments for the three and nine months ended September 30, 2011 is as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Distributor	14,668	13,063	56,533	49,105
Company stores	1,287	-	1,287	-
	15,955	13,063	57,820	49,105

Cost of sales:
Distributor	9,029	7,643	32,274	29,918
Company stores	416	-	416	-
	9,445	7,643	32,690	29,918

Selling expense:
Distributor	2,581	1,399	8,828	5,442
Company stores	572	-	547	-
	3,153	1,399	9,375	5,442

General and administrative expense:
Distributor	863	340	2,096	1,120
Company stores	362	-	334	-
	1,225	340	2,430	1,120

Net income (loss)
Distributor	2,195	3,681	13,335	12,625
Company stores	(63)		(10)	-
Other (a)	(524)	(251)	(3,515)	(3,647)
	1,608	3,430	9,810	8,978

(a)
The Company does not allocate its general and administrative expenses from it activities in the United States, or the fair value charges of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	September 30,	December 31,
	2011	2010
	(unaudited)
Identifiable long lived assets at September 30, 2011 and December 31, 2010
Corporate	$30	$73
Distributor	-	$1,135
Company stores	7,100	-
	$7,130	$1,208

(19)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP. In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses. As of September 30, 2011, the registered capital was RMB 10,000,000 ($1,517,036), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million). The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles GAAP. As of September 30, 2011, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.

(20)	LEASE COMMITMENTS

Company leases:

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases. These leases are accounted for as operating leases. Rent expense for such leases amounted to $10,000 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $78,000 and $35,000 for the nine months ended September 30, 2011 and 2010, respectively.

Store leases:

As of September 30, 2011, the Company operated 20 store locations, including the 13 acquired on June 30, 2011 and seven opened thereafter. Of the leases for these stores, seven require fixed rent payments.  The remaining 13 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below. Instead, rent expense for such leases is recorded as sales are made. Rent expense for all 20 store leases amounted to $45,000 and $0 for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum payments under long-term, non-cancelable leases as of September 30, 2011, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total Future minimum payments
Three months ending December 31,
2011	$19	$87	$106
Year ending December 31,
2012	51	352	403
2013	-	277	277
2014	-	110	110

	$70	$826	$896

(21)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC. The fashion apparel industry is impacted by the general economy. Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements in effect with 11 distributors at September 30, 2011, and with 12 distributors at September 30, 2010. The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributors
Distributor A	16.94%	16.15%	18.93%	15.96%
Distributor B	10.92%	12.79%	10.81%	12.93%
Distributor C	9.53%	11.68%	10.73%	12.66%

The Company’s concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	September 30,
	2011	2010
Distributors
Distributor A	25.06%	17.14%
Distributor B	11.69%	13.65%
Distributor C	11.20%	13.97%
Distributor D	10.61%	-

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Vendors
Vendor A	-	-	-	10.73%
Vendor B	13.15%	-	12.58%	-
Vendor C	13.75%	-	9.69%	-
Vendor D	-	-	-	10.13%
Vendor E	16.61%	-	3.31%	-
Vendor F	15.38%	-	3.07%	-

The Company has the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	September 30,
	2011	2010
Creditors
Creditor A	16.18%	-
Creditor B	12.63%	-
Creditor C	10.84%	-
Creditor D	11.40%	-
Creditor E	11.25%	-
Creditor F	-	17.21%
Creditor G	-	13.37%
Creditor H	-	13.23%
Creditor I	-	11.98%
Creditor J	-	10.57%
Creditor K	-	10.30%

* The concentration is less than 10%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(22)	BENEFIT PLAN

Pursuant to relevant PRC regulations, Yinglin Jinduren and China Dong Rong participate in a local municipal government retirement benefits scheme (the “Scheme”), whereby each of them is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits. Contributions under the Scheme are charged to the income statement as incurred. Contributions to the Scheme were $22,000 and $12,000 for the three months ended September 30, 2011 and 2010 respectively, and $40,000 and $78,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory. Our distributors sell our products at points of sales, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores. As of September 30, 2011, our products were sold at 540 POS of our distributors.

We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian Province, China, where we set the tone for integrity, consistency and direction of the VLOV brand image throughout China. Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.

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

To better showcase our brand, we acquired the retail network of our Fujian distributor in June 2011 in order to operate its 13 store locations directly. We have also added seven more stores, bringing the total stores that we operate directly as of September 30, 2011, to 20. We believe that the level of control that we have from directly operating these stores would facilitate the promotion of our brand and brand image. At the same time, we can also benefit from the higher margin from retail sales at the POS that we operate. As we are headquartered in and operate from Fujian Province, this distributor’s retail network is geographically ideal for our plan.

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

During 2010, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong. Since January 1, 2011, we have been transferring all of our business operations, comprising of trademarks, design, marketing, sales and purchasing activities, to our wholly-owned subsidiary China Dong Rong. Transfers of all sales contracts and design, marketing, sales and purchasing-related assets were completed in the first quarter of 2011, and all of our business activities is currently conducted by China Dong Rong.

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

Basis of presentation and consolidation

As discussed above and in Note 1 to our unaudited consolidated financial statements accompanying this report, we transferred our operations from Yinglin Jinduren to China Dong Rong during the first quarter of 2011. Previously, our operations were conducted by Yinglin Jinduren, in which the equity interests are held by Mr. Qingqing Wu, our chief executive officer, and his brother Mr. Zhifan Wu. Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval. We received a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us. As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly consolidated its assets, liabilities and results of operations in our consolidated financial statements. All of our operations are now conducted by China Dong Rong.

Revenue Recognition

Sales of goods - distributors

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

We recognize revenue when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and title has passed to the customer. Revenue excludes value-added tax and is stated after deduction of trade discounts and allowances.

Sales of goods - retail

In July 2011, we began operating retail stores selling our menswear products. Revenue from retail sales is recognized at each point of sale. During the three and nine months ended September 30, 2011, such sales were less than 5% of our total revenue.

Our retail revenue is net of VAT collected on behalf of PRC tax authorities in respect of the sale of merchandise. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

Retail sales returns within seven days of purchase are accepted only for quality reasons. We have not yet had the experience to estimate and provide for such returns at the time of sale, and returns have been minimal to date.

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

Our accounts receivable aging was as follows for the periods described below (amounts in thousands):

From date of invoice to customer	September 30, 2011	December 31, 2010
0-30 days	11,400	10,158
31-60 days	3,217	11,028
61-90 days	3,105	-
91 – 120 days	4,073	-
121 – 150 days	1,630	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$23,425	$21,186

On average, we collect our receivables within 90 days. Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above. If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse. If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off. Of $23,425 in receivables as of September 30, 2011, $7,508 were collected as of November 11, 2011

Other receivables were $0 and $36 as of September 30, 2011 and December 31, 2010, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We are not aware of any PRC corporate income tax matters through September 30, 2011 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. At September 30, 2011, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities. We determine the fair value of these instruments using a binomial option pricing model. That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Foreign Currency Translation

Our functional currency is the PRC’s currency, Renminbi (“RMB”) and translated from RMB into U.S. Dollars (“$”). Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. The rates of exchange quoted by the PBOC on September 30, 2011 and December 31, 2010 were $1.00 to RMB 6.39 and RMB 6.59, respectively. The average translation rates of $1.00 to RMB 6.40 and RMB 6.76 were applied to the income statement accounts for the three months ended September 30, 2011 and 2010, respectively and $1.00 to RMB 6.49 and RMB 6.80 were applied to the income statement accounts for the nine months ended September 30, 2011 and 2010, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statement of stockholders equity and comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Results of Operations

Comparison of Three and Nine Months ended September 30, 2011 and 2010

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2011		2010		2011		2010
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$15,955	100.0%	$13,063	100.0%	$57,820	100.0%	$49,105	100.0%
Gross Profit	6,510	40.8%	5,420	41.5%	25,130	43.5%	19,187	39.1%
Operating Expense	4,775	29.9%	2,101	16.1%	13,271	23.0%	8,044	16.4%
Income From Operations	1,735	10.9%	3,319	25.4%	11,859	20.5%	11,143	22.7%
Other Expenses / (Income)	(273)	(1.7)%	(995)	(7.6)%	(901)	(1.6)%	(827)	(1.7)%
Income tax expenses	400	2.5%	884	6.8%	2,950	5.1%	2,992	6.1%

Net Income	$1,608	10.1%	$3,430	26.3%	$9,810	17.0%	$8,978	18.3%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales for the three months ended September 30, 2011 were $15,955, an increase of 22.1% from $13,063 for the same period in 2010, while net sales for the nine months ended September 30, 2011 were $57,280, an increase of 17.8% from $49,105 for the same period of 2010. Net sales for the three and nine months ended September 30, 2011 and 2010 were primarily generated from the sales of our apparel products to our distributors, who retailed them at their POS throughout northern, central and southern China. The increase in our net sales during the three and nine months ended September 30, 2011 was primarily attributable to increased sales in Beijing and the Zhejiang and Fujian Provinces.

We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via stand-alone stores and store-in-stores which we believe strengthen our brand image with consumers, rather than through counters and concessions. Additionally, we have significantly increased our advertising expense as well as our presence at international fashion shows including the Mercedes-Benz New York Fashion Week in September 2011. We believe that this increased expenditure towards our brand has been the primary driver of our increased revenues.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Month Periods Ended September 30,					Nine Month Periods Ended September 30,
	2011		2010			2011		2010
	Amount	% of net sales	Amount	% of net sales	Growth (Decline) in 2011 compared with 2010	Amount	% of net sales	Amount	% of net sales	Growth (Decline) in 2011 compared with 2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)					(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$1,469	9.2%	$616	4.7%	138.5%	$5,169	8.9%	$2,554	5.2%	102.4%
Zhejiang	2,703	16.9%	2,109	16.2%	28.2%	10,946	18.9%	7,836	16.0%	39.7%
Shandong	1,521	9.5%	1,525	11.7%	(0.3)%	6,206	10.7%	6,214	12.7%	(0.1)%
Jiangxi	1,389	8.7%	1,150	8.8%	20.8%	4,898	8.5%	4,099	8.4%	19.5%
Yunnan	1,307	8.2%	1,048	8.0%	24.7%	4,629	8.0%	3,960	8.0%	16.9%
Shanxi	831	5.2%	907	6.9%	(8.4)%	2,875	5.0%	3,395	6.9%	(15.3)%
Liaoning	1,130	7.1%	1,115	8.5%	1.4%	4,357	7.6%	4,387	8.9%	(0.7)%
Hubei	1,742	10.9%	1,671	12.8%	4.3%	6,249	10.8%	6,351	12.9%	(1.6)%
Henan	794	5.0%	844	6.5%	(5.9)%	2,715	4.7%	3,286	6.7%	(17.4)%
Guangxi	1,114	7.0%	869	6.7%	28.2%	3,875	6.7%	3,298	6.7%	17.5%
Sichuan	668	4.2%	330	2.5%	102.4%	2,191	3.8%	2,103	4.3%	4.2%
Fujian (prior distributor)	-	-	879	6.7%	N/A	2,423	4.2%	1,622	3.3%	49.4%
Fujian (Company owned)	1,287	8.1%	-	-	N/A	1,287	2.2%	-	-	N/A
Total Net Sales	$15,955	100.00%	$13,063	100.0%	22.1%	$57,820	100.0%	$49,105	100.0%	16.0%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Three Month Periods Ended September 30,				Nine Month Periods Ended September 30,
	2011		2010		2011		2010
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$15,955	100.0%	$13,063	100.0%	$57,820	100.0%	$49,105	100.0%
O.E.M. Finished Goods	9,445	59.2%	6,841	52.4%	32,690	56.5%	28,235	57.5%
Raw Materials	-	-	632	4.8%	-	-	1,198	2.4%
Labor	-	-	-	-	-	-	333	0.7%
Overhead and Other Expenses	-	-	170	1.3%	-	-	152	0.3%

Total Cost of Sales	9,445	59.2%	7,643	58.5%	32,690	56.5%	29,918	60.9%

Gross Profit	$6,510	40.8%	$5,420	41.5%	$25,130	43.5%	$19,187	39.1%

All of our products are manufactured by third parties, based on orders for our products that we receive from our distributors. Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials. Beginning in 2009, we have shifted almost all of our outsourcing entirely to O.E.M. manufacturers. We did not use sub-contractors for manufacturing during the three and nine months ended September 30, 2011 and such type of manufacturing accounted for less than 6% of net sales for the three and nine months ended September 30, 2010.

Total cost of sales for the three and nine months ended September 30, 2011 was $9,445 and $32,690, respectively, an increase of 23.6% from $7,643 for the same three-month period in 2010 and an increase of 9.3% from $29,918 for the same nine-month period in 2010, primarily due to increased sales. Our cost of sales as a percentage of net sales was 59.2% and 56.5% for the three and nine months ended September 30, 2011 respectively, slightly higher from 58.5% and down from 60.9% from the same three-month and nine-month periods in 2010, respectively. Consequently, gross margin as a percentage of net sales slightly decreased to 40.8% and increased to 43.5% for the three and nine months ended September 30, 2011, respectively, from 41.5% and 39.1% in the same periods in 2010, respectively. Our gross margin was slightly lower for the nine months ended September 30, 2010 as we had not fully outsourced production during that period.

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months Ended September 30,
	2011				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$1,469	$905	$546	38.4%	$616	$345	$271	44.0%
Zhejiang	2,703	1,638	1,065	39.4%	2,109	1,180	929	44.1%
Shandong	1,521	931	590	38.8%	1,525	853	672	44.1%
Jiangxi	1,389	855	534	38.4%	1,150	643	507	44.1%
Yunnan	1,307	801	506	38.7%	1,048	586	462	44.1%
Shaanxi	831	518	313	37.7%	907	508	399	44.0%
Liaoning	1,130	700	430	38.1%	1,115	624	491	44.0%
Hubei	1,742	1,058	684	39.3%	1,671	935	736	44.1%
Henan	794	499	295	37.2%	844	472	372	44.1%
Guangxi	1,114	693	421	37.8%	869	486	383	44.1%
Sichuan	668	431	237	35.5%	330	185	145	43.9%
Fujian (prior distributor)	-	-	-	-	879	826	53	6.0%
Fujian (Company owned)	1,287	416	871	67.7%	-	-	-	-
Total	$15,955	$9,445	$6,510	40.8%	$13,063	$7,643	$5,420	41.5%

	Nine Months Ended September 30,
	2011				2010
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$5,169	$2,944	$2,225	43.1%	$2,554	$1,543	$1,011	39.6%
Zhejiang	10,946	6,198	4,748	43.4%	7,836	4,718	3,118	39.8%
Shandong	6,206	3,527	2,679	43.2%	6,214	3,751	2,463	39.6%
Jiangxi	4,898	2,794	2,104	43.0%	4,099	2,468	1,631	39.8%
Yunnan	4,629	2,637	1,992	43.0%	3,960	2,386	1,574	39.8%
Shaanxi	2,875	1,646	1,229	42.8%	3,395	2,045	1,350	39.8%
Liaoning	4,357	2,486	1,871	42.9%	4,387	2,645	1,742	39.7%
Hubei	6,249	3,550	2,699	43.2%	6,351	3,827	2,524	39.7%
Henan	2,715	1,560	1,155	42.5%	3,286	1,981	1,305	39.7%
Guangxi	3,875	2,218	1,657	42.8%	3,298	1,987	1,311	39.8%
Sichuan	2,191	1,271	920	42.0%	2,103	1,280	823	39.1%
Fujian (prior distributor)	2,423	1,443	980	40.5%	1,622	1,287	335	20.7%
Fujian (Company owned)	1,287	416	871	67.7%	-	-	-	-
Total	$57,820	$32,690	$25,130	43.5%	$49,105	$29,917	$19,187	39.1%

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$6,510	40.8%	$5,420	41.5%	$25,130	43.5%	$19,187	39.1%
Operating Expenses:
Selling Expenses	3,153	19,8%	1,399	10.7%	9,375	16.2%	5,442	11.1%
General and Administrative Expenses	1,622	10.2%	702	5.4%	3,896	6.7%	2,602	5.3%
Total	4,775	29.9%	2,101	16.1%	13,271	23.0%	8,044	16.4%
Income from Operations	$1,735	10.9%	$3,319	23.4%	$11,859	20.5%	$11,143	22.7%

Selling expenses for the three months ended September 30, 2011 increased by 125.4% to $3,153 as compared to the same period in 2010, and increased by 72.3% to $9,375 for the nine months ended September 30, 2011 as compared to for the same periods in 2010. The increase was mainly due to increased spending on advertising, including nationwide advertising, as well as fashion events including the Mercedes-Benz New York Fashion Week held during the third quarter. We expect that our selling expenses will continue to increase as we continue our marketing efforts to support our existing distribution network and penetrate potential new markets in these regions as well as establish our brand amongst our target demographic, men aged 20-45. As we completed the acquisition of our Fujian distributor’s retail network on June 30, 2011, we believe that our selling expenses will also increase as a percentage of total revenue and in absolute dollars.

General and administrative expenses increased by 131.1% from $702 for the three months ended September 30, 2010 to $1,622 for the same period in 2011, and increased by 49.7% from $2,602 for the nine months ended September 30, 2010 to $3,896 for the same period in 2011. The higher general and administrative expenses for the three and nine months ended September 30, 2011 resulted from costs of operating a U.S. publicly traded company as well as increased research and development costs. As we are now operating the retail network of our Fujian distributor which we acquired on June 30, 2011, as well as additional stores that we have opened, we expect our general and administrative expenses will also increase as a percentage of our net sales and in absolute dollars.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009. These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as they are non-cash charges and credits. For the three months ended September 30, 2011 and 2010, we recorded gains of $258 and $992 respectively. For the nine months ended September 30, 2011 and 2010, we recorded a gain of $837 and $818, respectively. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our common stock price.

Interest Income (amounts in thousands, in U.S. Dollars)

Interest income for the three and nine months ended September 30, 2011 amounted to $15 and $18, respectively, compared to $72 and $61 for the same three-month and nine-month periods in 2010.

Interest Expense (amounts in thousands, in U.S. Dollars)

Interest expense for the three and nine months ended September 30, 2011 amounted to $0 and $15, respectively, compared to $8 and $52 for the same three-month and nine-month periods in 2010.

Income Tax Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

For the three and nine months ended September 30, 2011 and 2010, we were subject to income tax rate of 25.0%. Income tax expense for the three and nine months ended September 30, 2011 amounted to $400 and $2,950, respectively, compared to $884 and $2,992 for the same three-month and nine-month periods in 2010. The higher income tax for the nine months ended September 30, 2010 reflects the non-deductible nature of certain expenses incurred as a U.S. public entity that were higher during the three months ended September 30, 2010.

Liquidity and Capital Resources

Nine Months Ended September 30, 2011 and 2010 (amounts in thousands, in U.S. Dollars, except for percentages)

Net cash provided by operating activities was $2,712 for the nine months ended September 30, 2011 as compared to $3,352 net cash used in operating activities during the nine months ended September 30, 2010. This $6,064 increase was mainly attributable to decrease in the expansion of accounts receivable from the comparable 2010 period offset by an increase to inventories during the nine months ended September 30, 2011.

Net cash used in investing activities was $3,027 during the nine months ended September 30, 2010, substantially the result of the purchase of a time deposit. Net cash used in investing activities for the same period of 2011 was $3,459, from acquisition of a business for $6,684 and leasehold improvements at seven new store locations and other purchases totaling $983, offset by the maturity of the previously purchased time deposit and the sales of the building and land use right relating to our discontinued manufacturing activities for $1,143.

Net cash provided by financing activities was $410 during the nine months ended September 30, 2011, compared with net cash provided by financing activities of $2,343 in the same period of 2010. During the nine months ended September 30, 2011, our Chairman loaned us $1,026 that was partially offset by short-term loan repayments of $616. During the nine months ended September 30, 2010, our Chairman repaid a previous advance of $2,468 that was made during the fourth quarter of fiscal 2009.

As of September 30, 2011, we had cash and cash equivalents of $12,129, total current assets of $44,919 and current liabilities of $6,674. Our cash balance as of November 11, 2011 was $18,211. Included in total current liabilities of $6,674 as of September 30, 2011, is $987 of registration liquidated penalties in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Company leases:

For our administrative purposes, we have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

Store leases:

On June 30, 2011, we acquired 13 store locations from a distributor, and have added seven more locations through September 30, 2011. Of the leases for these 20 stores, seven require fixed rental payments. The remaining 13 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below. Rental expense for such leases is recorded as sales are made.

The following table summarizes our contractual obligations as of September 30, 2011, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Through December 31, 2011	December 31, 2011 and Thereafter
	(in thousands of dollars)
Contractual Obligations :
Operating Leases	70	19	51
Store Leases	826	87	739

Total Contractual Obligations:	$896	$106	$790

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

Item 4.       Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although the Company has a chief financial officer who is a certified public accountant and uses outside consultants to assist in the preparation of its financial statements, the current on-site accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date. The Company looks to take such other steps as necessary to address the weakness in its accounting staff, the effectiveness of which will not be known until the Company performs a test in connection with management’s tests of internal control over financial reporting to be undertaken as of December 31, 2011.

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company is taking the following remediation measures for its material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) set up an internal audit department and assign more resources to enhance the internal audit function, especially in the supervision of complex, non-routine transactions; (3) involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (4) improve the interaction among our management, audit committee, and other external advisors. As of September 30, 2011, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None

Item 1A.    Risk Factors.

As of and for the three months ended September 30, 2011, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2010.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, the Company issued an aggregate of 180,588 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 180,588 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing. The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Reserved.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (9)
3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)
3.4	Certificate of Correction filed on March 6, 2009 (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)
3.6	Bylaws (2)
3.7	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)
4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (5)
4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (15)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)
10.7	Form of Escrow Agreement for the Preferred Shares Financing (4)
10.8	Form of Securities Purchase Agreement for the Common Shares Financing (5)
10.9	Supplemental Agreement dated February 18, 2009 (7)
10.10	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (10)
10.11	Bridge Loan and Financing Agreement dated June 11, 2008 (14)
10.12	Form of Securities Purchase Agreement dated February 13, 2009 (11)
10.13	Form of Securities Purchase Agreement dated February 12, 2009 (11)
10.14	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (12)
10.15	Director Offer Letter with Jianhui Wang dated June 1, 2010 (13)
10.16	Acquisition of Distributorship Agreement between China Dong Rong and Xiamen Lianyu Commerce Co., Ltd. dated May 26, 2011 (17)
10.17	Loanout Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.18	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.19	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
14.1	Code of Ethics (6)

21.1	List of Subsidiaries (11)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Trademark License Contract for serial number 3871951 dated February 12, 2009 (11)
99.2	Trademark License Contract for serial number 3884844 dated February 12, 2009 (11)
99.3	Trademark License Contract for serial number 3884845 dated February 12, 2009 (11)
99.4	Trademark License Contract for serial number 4247545 dated February 12, 2009 (11)
99.5	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (15)
99.6	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated May 25, 2009 (15)
99.7	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (15)
99.8	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (15)
99.9	Land Use Right and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (16)
99.10	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (16)
99.11	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (16)
99.12	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (16)
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase Document* ** XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(10)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(14)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.
(15)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.
(16)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(17)	Filed on August 22, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(18)	Filed on October 4, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: November 18, 2011	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: November 18, 2011	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer