Form 10-K
period 2011-12-31
VLOV INC.
filed 2012-04-12
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53155

VLOV, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11F, No. 157 Taidong Road
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

As of June 30, 2011, the aggregate market value of the registrant's common stock, $0.00001 par value, held by non-affiliates was approximately $12,652,093 based on the closing price of $1.70 as reported on the Over-the Counter Bulletin Board on such date.

The registrant had a total of 7,592,535 shares of common stock outstanding as of April 2, 2012.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011

Forward Looking Statements

This Form 10-K and other reports filed by the registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management.  When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements.  Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I

ITEM 1.  BUSINESS

Overview

We are an apparel producer in the People’s Republic of China (“PRC” or “China”) that currently designs, develops and distributes men’s apparel and related products targeted at 20-45 years old Chinese men under the “VLOV” brand.  We currently carry three product lines represented by different label colors: (1) the purple label for business; (2) the black label for business casual; and (3) the white label for casual.

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sales, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian Province, China, where we set the tone for integrity, consistency and direction of the VLOV brand image throughout China.  Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.  Currently, there are 393 retail locations operated by our distributors throughout China, including two flagship stores in Shenyang and Beijing that we helped to design and that opened in January 2012.  To better showcase our brand, however, we also acquired the retail network of our Fujian distributor in June 2011, and currently operate 20 retail locations directly, including one flagship store.

We design and develop our products from our headquarters in Xiamen in southeastern Fujian.  After identifying our top selling products from the prior seasons, we study global fashion trends especially in Europe and Asia.  Then we decide on the overall theme, colors and materials to be used for our products.  Our designers create sketches via Computer Aided Design (CAD) drawings, and our technicians prepare samples according to the designs.  The samples are inspected, amended, reviewed and/or approved by our head designer, Mr. Qingqing Wu, who is also our Chief Executive Officer (“CEO”) and Chairman.  Clothing samples are then made from the approved designs and shown to our distributors, who place their orders from these samples.  Our marketing department makes the product selection for the stores that we operate.

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

Since January 1, 2011, however, we have been transferring all of our business operations, comprising of trademarks, design, marketing, sales and purchasing activities, to Dong Rong (China) Co., Ltd.  (“China Dong Rong”), which is wholly-owned by HK Dong Rong.  Transfers other than trademarks were completed in the first quarter of 2011, and all of our business activities are currently carried out by China Dong Rong.

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

History and Corporate Structure

We were incorporated in Nevada on October 30, 2006, originally under the name “Sino Charter, Inc.,” with a principal business objective to provide internet-based flight charter booking for East Asia.  Prior to share exchange transaction with PXPF described below, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On August 1, 2008, MMH Group, LLC (“MMH”) entered into a stock purchase agreement with Bradley Miller, who served as our sole director and officer since our incorporation date, to acquire from him 40,000 shares of our common stock.  The transaction closed on August 4, 2008, and concurrently with the closing, MMH sold 9,600 of the shares to Ancora Greater China Fund, L.P. (“Ancora”), and 22,400 of the shares to Pope Investments II, LLC (“Pope”), leaving MMH with 8,000 shares.  MMH is owned by Matthew Hayden, who was our sole director and officer prior to the share exchange transaction with PXPF described below.

On January 12, 2009, we effected a 1-for-100 reverse split of our common stock by filing a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

On February 12, 2009, we entered into a securities purchase agreement with MMH, Ancora and Pope, pursuant to which we sold 41,120 shares of our common stock to MMH, 49,344 shares to Ancora and 115,136 shares to Pope.  On February 13, 2009, we sold an additional 325,800 shares of our common stock to four purchasers.

On February 13, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with PXPF and its shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement (the “Share Exchange”), collectively held 100% of PXPF’s issued and outstanding share capital (the “BVI Shareholders”).  On the Closing Date, we issued 5,824,000 shares of common stock to the BVI Shareholders in exchange for all of their equity interests in PXPF.  The BVI Shareholders became our controlling shareholders, PXPF became our wholly-owned subsidiary, and we acquired the business and operations of PXPF.  Immediately prior to the Share Exchange, we had 581,769 shares of common stock outstanding, including 49,120 shares held by MMH, as well as 58,944 shares held by Ancora and 137,536 shares held by Pope.  Immediately after the Share Exchange, we had 6,405,769 shares of common stock outstanding.  In connection with the Share Exchange, we changed our name from “Sino Charter, Inc.” to “VLOV, Inc.” on March 4, 2009, to better reflect our business operations.

The Share Exchange was accounted for as a reverse merger (recapitalization) with PXPF deemed to be the accounting acquirer, and us as the legal acquirer.  Accordingly, the financial information presented in our financial statements is the historical financial information of PXPF, as adjusted to give effect to the change in the share capital as a result of the reverse merger (recapitalization).  The basis of the assets, liabilities and retained earnings of PXPF, the accounting acquirer, have been carried over in the recapitalization.

In November 2009, we sold and issued an aggregate of 2,796,721 shares of our series A convertible preferred stock, par value $0.00001 per share, to 57 accredited investors at $2.86 per share for an aggregate purchase price of approximately $8.00 million, and issued to them warrants (the “Warrants”) to purchase up to 559,344 shares of common stock for no additional consideration.  Each share of preferred stock is convertible into 0.4 shares of common stock.  We sold and issued the preferred stock pursuant to a securities purchase agreement that we entered into with the investors.  There were two closings, the first on October 27, 2009, for gross proceeds of approximately $4.14 million, and the second on November 17, 2009, for gross proceeds of approximately $3.86 million.

On December 1, 2009, we entered into a securities purchase agreement with 17 accredited investors pursuant to which we agreed to issue and sell up to 279,721 shares of our common stock at $7.15 per share for an aggregate purchase price of up to $2 million, and to issue Warrants to purchase up to 139,861 shares of our common stock for no additional consideration.  At the closing on December 1, 2009, we issued to the investors 261,414 shares of common stock and warrants to purchase up to 130,707 shares of common stock for gross proceeds of approximately $1.87 million.  We were required to register the common stock issued to the investors and underlying the preferred stock and Warrants pursuant to an effective registration statement by May 16, 2010.  The registration statement was filed on December 17, 2009 and was declared effective on March 30, 2011.  As such, we have accrued $987,000 in estimated liquidated damages to be paid to the investors, which we plan to pay as soon as practically possible.

On December 9, 2011, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock and a proportional reduction of our authorized shares of common stock, by filing a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 with the Nevada Secretary of State on November 16, 2011.  Unless otherwise indicated, all share and share price information regarding our common stock in this Form 10-K takes into account this reverse stock split and the one effected in January 2009.

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

On June 11, 2008, HK Dong Rong entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope, Ancora (with Pope, collectively the “Bridge Loan Investors”) and MMH.  Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Share Exchange, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Share Exchange.  The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Share Exchange total outstanding and issued common stock.  Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive shares of our common stock equal to 1% of our post-Share Exchange total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing.  69,800 shares of common stock were issued at the closing of the Share Exchange as the Bridge Loan Shares.  Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required.  On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors.  The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010.

Dong Rong (China) Co., Ltd.

On November 19, 2009, China Dong Rong was established as the wholly-owned subsidiary of HK Dong Rong, with registered capital of $8 million, all of which has been funded as of the date of this report.  China Dong Rong is deemed to be a wholly foreign owned enterprise, or WFOE, under applicable PRC law.  Under applicable PRC regulations, China Dong Rong is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  At December 31, 2011 and 2010, China Dong Rong's statutory reserves had not been funded, and its total accumulated net income distributable to HK Dong Rong on such dates were $13.1 million and nil, respectively. All of our design, marketing, sales and purchasing activities are presently carried out by China Dong Rong.  See “Transfer of Business Operations to China Dong Rong” below.

Jinjiang Yinglin Jinduren Fashion Limited

Yinglin Jinduren was organized in the PRC on January 19, 2002, and is owned by our CEO and his brother Zhifan Wu (collectively the “Owners”).  Prior to January 1, 2011, all of our business operations were carried out by Yinglin Jinduren, to which neither we, PXPF nor HK Dong Rong own any equity interests.   Instead, we control Yinglin Jinduren through contractual arrangements that HK Dong Rong entered into with Yinglin Jinduren and its owners.  Through such contractual arrangements, we have substantially the same control of and rights to Yinglin Jinduren that we would have had through direct acquisition of its equity interests.  Through these contractual arrangements, we provide consulting and other general business operation services to Yinglin Jinduren, and also have the ability to substantially influence its daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring approval of the equity owners.  As a result of these contractual arrangements, we are able to control Yinglin Jinduren and to receive, through a service fee earned by HK Dong Rong, all of the net income of Yinglin Jinduren, although we have generally allowed such amounts to be retained by Yinglin Jinduren to support its operations.  Our contractual agreements are silent as to the sharing of losses in the event that Yinglin Jinduren incurs losses in any period.  As a result, in the event Yinglin Jinduren incurs losses, we would expect to absorb such losses through our inability to collect the accumulated net income due to us.

As of the date of this report, Yinglin Jinduren has no operations as all of our design, marketing, sales and purchasing activities are being carried out by China Dong Rong.  See “Transfer of Business Operations to China Dong Rong” below.

Contractual Arrangements with Yinglin Jinduren and its Owners

Our relationships with Yinglin Jinduren and the Owners are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Yinglin Jinduren.  In the opinion of Allbright Law Offices, our PRC counsel, rendered in connection with the Share Exchange: (a) each of PXPF, HK Dong Rong and Yinglin Jinduren are duly established and validly existing under the laws of its place of establishment, and has the requisite corporate power to conduct its business; (b) the contractual arrangements constitute valid and binding obligations of the parties of such agreements; (c) each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC; (d) no approval from or filing with any PRC governmental body is required in connection with the entry and performance of the contractual arrangements; and (c) under Chinese laws, each of HK Dong Rong and Yinglin Jinduren is an independent legal entity and neither of them is exposed to liabilities incurred by the other party.  The foregoing opinion, which also describes the corporate history of each of PXPF, HK Dong Rong and Yinglin Jinduren immediately prior to the Share Exchange, is based on documents provided by PXPF and search result from the PRC Companies Registry, the genuineness, completeness, accuracy and validity of which are assumed by Allbright Law Offices, and is limited to interpretation of all such documents based on PRC laws and regulations which Allbright Law Offices believed were applicable at the time the opinion was rendered.

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

We have generally allowed Yinglin Jinduren to retain its net income in the PRC in order to support its operations.  Additionally, Yinglin Jinduren was allowed to declare dividends, which dividends were declared and paid to the Owners prior to the Share Exchange.   Thus, immediately prior to the Share Exchange, Yinglin Jinduren declared and paid the equivalent of $5,131,000 in RMB as dividends to Mr. Wu and his brother.  However, Yinglin Jinduren has not declared or paid any dividend since the Share Exchange and will not do so in the future.

Additionally, under applicable PRC regulations, Yinglin Jinduren is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or RMB 5 million (based on its registered capital of RMB 10 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  At December 31, 2011 and 2010, Yinglin Jinduren’s statutory reserves were fully funded, and its total accumulated net income distributable to HK Dong Rong on such dates were $26.2 million and $21.2 million, respectively, which amounts are reflected as retained earnings on our consolidated balance sheets as of these dates included elsewhere in this report.

Operating Agreement.  Pursuant to the operating agreement among HK Dong Rong, Yinglin Jinduren and the Owners, HK Dong Rong provides guidance and instructions on Yinglin Jinduren’s daily operations, financial management and employment issues.  The Owners must designate the candidates recommended by HK Dong Rong as their representatives on Yinglin Jinduren’s board of directors.  HK Dong Rong has the right to appoint senior executives of Yinglin Jinduren.  In addition, HK Dong Rong has the right, but not the obligation, to guarantee the performance of Yinglin Jinduren under any agreements or arrangements relating to Yinglin Jinduren’s business arrangements with any third party.  Yinglin Jinduren, in return, agrees to pledge its accounts receivable and all of its assets to HK Dong Rong.  Moreover, Yinglin Jinduren agrees that without the prior consent of HK Dong Rong, Yinglin Jinduren will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Yinglin Jinduren, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party.  The term of this agreement is the maximum period of time permitted by law unless sooner terminated by any other agreements reached by all parties or upon a 30-day written notice from HK Dong Rong.  The term may be extended only upon HK Dong Rong’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.  We have been advised by our PRC counsel that there is no current PRC regulation mandating the maximum length of term permissible for such agreement.

Equity Pledge Agreement.  Under the equity pledge agreement between the Owners and HK Dong Rong, the Owners pledged all of their equity interests in Yinglin Jinduren to HK Dong Rong to guarantee Yinglin Jinduren’s performance of its obligations under the consulting services agreement.  If Yinglin Jinduren or the Owners breach their respective contractual obligations, HK Dong Rong, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests.  The Owners also agreed, that upon occurrence of any event of default, HK Dong Rong shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the Owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by HK Dong Rong to accomplish the purposes of the equity pledge agreement.  The Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice HK Dong Rong’s interest.  The equity pledge agreement will expire two years from the fulfillment of Yinglin Jinduren’s obligations under the consulting services agreement.  HK Dong Rong’s security interests over the pledged equity interests have not been registered with the local State Administration for Industry and Commerce (“SAIC”), as it is unclear whether registration is required under China’s Property Rights Law that became effective on October 1, 2007.  See “Risk Factors – Risks Related to Our Corporate Structure –If the Chinese government determines that the contractual arrangements through which we control Yinglin Jinduren do not comply with applicable regulations, we could be subject to severe penalties.”

Option Agreement.  Under the option agreement between the Owners and HK Dong Rong, the Owners irrevocably granted HK Dong Rong or its designee an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Yinglin Jinduren for the cost of the Owners’ initial contributions to Yinglin Jinduren’s registered capital or the minimum amount of consideration permitted by applicable Chinese law.  HK Dong Rong or its designee has sole discretion to decide when to exercise the option, whether in part or in full.  The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement.  Pursuant to the proxy agreement between HK Dong Rong and the Owners, the Owners agreed to irrevocably grant a designee of HK Dong Rong with the right to exercise the Owners’ voting and other rights, including the rights to attend and vote at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and Yinglin Jinduren’s governing charters comprising of its Articles of Association (the “Articles”).  Under the Articles, shareholders have the power to (a) approve the company’s business, budget, accounting, profit distribution and loss allocation plans, (b) appoint or remove the company’s senior executives and determine their compensations, (c) increase or decrease the company’s registered capital, (d) approve the issuance of debt obligations, (e) approve the company’s merger, division, dissolution or liquidation, and (f) amend the Articles.  Additionally, a shareholder holding at least one tenth of the company’s total voting rights may call for a shareholders’ meeting.  The proxy agreement may not be terminated without the unanimous consent of all parties, except that HK Dong Rong may terminate the proxy agreement with or without cause upon 30-day written notice to the Owners.

As a result of the these contractual arrangements between HK Dong Rong, Yinglin Jinduren and the Owners, we have the ability to effectively control Yinglin Jinduren’s daily operations and financial affairs, appoint senior executives and decide on all matters requiring approval of the Owners.  In other words, while Mr. Wu and his brother continue to own 100% Yinglin Jinduren’s equity interests, they have given us all of their rights as the Owners through these contractual arrangements.  Accordingly, we are considered the primary beneficiary of Yinglin Jinduren and Yinglin Jinduren is deemed our VIE.

However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Yinglin Jinduren, as we will need to enforce our rights through quasi-judicial proceeding in the event Yinglin Jinduren fails to perform its contractual obligations.  In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Yinglin Jinduren.  See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.”   As of the date of this report, Mr. Wu owned approximately 50.6% of our issued and outstanding common stock.  As such, we believe that our interests are aligned with those of Yinglin Jinduren and the Owners.  However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Yinglin Jinduren if and when such interests are no longer aligned.  See “Risk Factors - Risks Related to Our Corporate Structure – Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Transfer of Business Operations to China Dong Rong

Prior to January 1, 2011, all of our business operations were conducted by Yinglin Jinduren.  To provide us with greater control over our business operations, however, we began transferring them from Yinglin Jinduren to China Dong Rong, including (a) all sales contracts, (b) all design, marketing, sales and purchasing-related assets, and (c) all trademarks.  The transfer of design, marketing, sales and purchasing-related assets, which had a net book value of approximately $27,000, as well as sales contracts were completed in the first quarter 2011.  As a result, all of our business operations are now carried out by China Dong Rong. We plan to make Yinglin Jinduren’s annual filing with the SAIC for 2011 in the first half of 2012.  Once the SAIC has no comment on our filing, we will proceed to dissolve Yinglin Jinduren and terminate the contractual arrangements with Yinglin Jinduren.  Until then, however, we will operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

As we have been outsourcing 100% of our manufacturing to third-party manufacturers since the third quarter of 2010 (see “Our Suppliers and Manufacturers”), Yinglin Jinduren did not transfer manufacturing assets, including equipment, the building that housed the equipment, and the land use right for the land on which the building sits, to China Dong Rong.  Instead, during the first quarter of 2011, we sold the equipment, which had a net book value of $146,000 on December 31, 2010, to an unrelated party for approximately $155,000, and entered into an agreement to sell the building and the land use right, which had a combined net book value of $1,021,000 on December 31, 2010, to the same party for approximately $989,000.  Pursuant to the agreement, the buyer made a deposit equal to 60% of the purchase price, and the balance was received on March 31, 2011.  In connection with the sale, we obtained a third-party appraisal of approximately $1,051,000 for the building and the land use right.  All proceeds from the sales of the manufacturing assets were transferred to China Dong Rong.  We registered the transfer of the building’s ownership certificate and the land use right certificate with local authority.

Our Current Corporate Structure

(1)
Through the Share Exchange, we became the parent company of PXPF, thereby enabling Yinglin Jinduren, through PXPF and HK Dong Rong, to raise capital in the United States. Our management includes: Mr. Qingqing Wu as Chairman and CEO, Mr. Bennet P. Tchaikovsky as Chief Financial Officer (“CFO”), and Dr. Jianwei Shen, Mr. Yuzhen Wu, Ms. Ying Zhang and Mr. Jianhui Wang as members of the board of directors.  As of March 14, 2012, Mr. Qingqing Wu owns approximately 50.6% of our issued and outstanding common stock, Mr. Tchaikovsky owns 46,712 shares of common stock, and Ms. Zhang owns 4,000 shares of common stock; Dr. Shen, Mr. Yuzhan Wu, and Mr. Wang do not own any shares of common stock.

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

(5)
The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director.  Mr. Qingqing Wu and Mr. Zhifan Wu, who are brothers, hold 65.91% and 34.09% of the ownership interests of Yinglin Jinduren, respectively.  As of the date of this report, Yinglin Jinduren has no operations.

(6)
The management of China Dong Rong is comprised of Mr. Qingqing Wu as Executive Director.  As of the date of this report, all of our design, marketing, sales and purchasing activities are carried out by China Dong Rong.  HK Dong Rong is the sole shareholder.

Once we complete the dissolution of Yinglin Jinduren, our corporate structure would be as follows:

Such structure would have (or already has) the following effects on us:

●	We have actual ownership interests over the entity that conducts all of our business operations (China Dong Rong).

●
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

●
The risks related to our current corporate structure as they relate to the contractual arrangements that are discussed under “Risks Related to Our Corporate Structure” including the applicable risks and limitations on our holding company’s ability to receive distributions from the Yinglin Jinduren would no longer apply because we would have exited from the contractual arrangements with Yinglin Jinduren.  As discussed more fully below under the risk factor with the title starting with “We conduct our business through Yinglin Jinduren by means of contractual arrangements...”, the security interests on the equity interests of Yinglin Jinduren as granted under the equity pledge agreement have not been registered with the local SAIC.  After exiting the contractual arrangements, such security interests would no longer exist thus eliminating the need for such registration.

●
Since the transfer of our design, marketing, sales and purchasing activities from Yinglin Jinduren to China Dong Rong does not involve any foreign currency exchange transaction, such transfer has no effect on the requirements for us and our management in regards to regulations of the State Administration of Foreign Exchange (“SAFE”).

Our Distribution Channel and Customers

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement.  As of March 16, 2012, we had agreements with 11 distributors.  During the year ended December 31, 2011, we had distribution agreements with 12 distributors as follows:

Distributors	Geographical Location	Year ended December 31, 2011 Sales (RMB thousands)	Year ended December 31, 2011 Sales (US$ thousands)*	% of Total Sales made to Distributors
C-002 of Mingzhu 100 Market	Zhejiang	105,556	16,330	19.10%
Jinyang Commerce Co., Ltd.	Hubei	64,989	10,054	11.76%
Jingduren Store, Tianqiao District, Jinan	Shandong	63,070	9,757	11.41%
Shenyang City Hangweiqi Clothing Co., Ltd.	Liaoning	64,262	9,941	11.63%
Clothwork Apparel, Wanma Plaza	Jiangxi	43,884	6,789	7.94%
Yunfang Jingduren Store	Yunnan	40,350	6,242	7.30%
Jinduren Store in Duocai Xintiandi	Shaanxi	25,385	3,927	4.59%
Nachun Li	Guangxi	33,514	5,185	6.06%
Yinji Fuchun Apparel	Henan	24,181	3,741	4.38%
Xinshiji Apparel City	Beijing	52,175	8,072	9.44%
Jiaming Tang	Sichuan	19,625	3,036	3.55%
Xiamen Lianyu Trading Co., Ltd. (prior distributor)	Fujian	15,666	2,423	2.83%
TOTAL DISTRIBUTOR SALES		552,657	85,497	100.00%
___________
* Based on an average exchange rate of 1RMB = 6.46 USD for the year ended December 31, 2011, as quoted on www.oanda.com.

Each distributor operates a network of retail stores within its territory directly or through third-party operators.  These retail locations, also known as points of sales (“POS”), include counters, concessions, stand-alone stores and store-in-stores.  In January 2012, our Shenyang and Beijing distributors each opened a flagship store that we were integral in designing and building.  We believe that these stores will further enhance our upscale brand image without creating competition among our distributors.

We acquired 13 store locations (including 2 stand-alone stores and 11 store-in-stores) from our Fujian distributor in June 2011.  Prior to that, we did not engage directly in retail sales of our products.  We believe that the level of control that we have from directly operating these stores would facilitate the promotion of our brand and brand image.  At the same time, we can also benefit from the higher margin from retail sales at the POS that we operate and offer our distributors a working store model.  As we are headquartered in and operate from Fujian, this distributor’s retail network is geographically ideal for our plan.  Since completing the acquisition, we have added 7 store locations, including a flagship store.  Sales from the 20 retail stores that we operate directly amounted to $3,329,000 (RMB 21,524,000) for the year ended December 31, 2011.

A geographical breakdown of VLOV POS as of December 31, 2011 is as follows:

Province /City:	Number of POS
Hubei	39
Shandong	52
Zhejiang	75
Jiangxi	26
Yunnan	22
Henan	24
Shaanxi	15
Liaoning	41
Guangxi	25
Beijing	53
Sichuan	21
Fujian (company owned)	20
TOTAL	413

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

Each year, we hold two sales previews – typically in April/May and in November– to showcase new designs for all of our product lines to our distributors.  At each sales preview, the distributors place orders for products based on designs that they believe will appeal to their specific geographical markets, and the products are manufactured and delivered to the distributors accordingly.  We then monitor and oversee their operations of their POS through our marketing and sales team.   Our marketing and sales team advises and works closely with our distributors on renovating and updating their POS as and when necessary to achieve maximum performance and to enable them to expand their sales distribution network.  Upon achieving performance targets, distributors may become eligible for advertising rebates from us pursuant to our distribution agreements.  We also have other marketing activities, including fashion shows at the Mercedes-Benz Fashion Weeks in New York City and Beijing in September and October 2011, respectively.

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

While we do not require our distributors to have any minimum number of years of relevant experience, we assess the suitability of a distributor candidate based on, but not limited to, the following:

●	the relevant experience in the management and operation of casual wear retail stores;

●	the ability to develop and operate a network of retail stores in its designated sales region;

●	the perceived ability to meet our sales targets;

●	the ability to maintain and enhance our brand image;

●	the suitability of its store location and size; and

●	overall creditworthiness.

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

Our Sales and Marketing

The strength of the VLOV brand, as currently represented by our purple, black and white labels, is not only attributable to our ability to design and produce trendy and high quality apparel; it is also largely dependent on the skill of our sales and marketing team to promote our products to our target consumers.  We currently have 54 sales and marketing staff.  Our sales and marketing director is in charge of four departments: sales, marketing, strategic planning and logistics.

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

Our advertising expenses were approximately $5,698,000 and $5,755,000 for 2010 and 2011, respectively, representing 46% and 26% of our operating costs for these periods, respectively.

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

Our Suppliers and Manufacturers

Since the third quarter of 2010, as a part of our overall sourcing strategy, we have been outsourcing all of our manufacturing to independent third-party O.E.M. manufacturers which supply their own raw materials, and disposed all of our manufacturing-related assets in the first quarter of 2011.  See “Transfer of Business Operations to China Dong Rong.”  We believe that outsourcing allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce.

Our outsourcing varies seasonally depending upon such factors as current factory capacity and customer demand.  We currently work with 26 manufacturers.  We do not execute agreements with them since there are many well-qualified clothing manufacturers to choose from and any of them can be readily replaced.  However, we have established good working relationships with all of the manufacturers that we work with and do not expect to replace any of them.  Prior to entering into a relationship with a manufacturer, we review and assess their product quality thoroughly.  We generally agree to pay our manufacturers within 30-60 days after dispatching finished goods to our distributors and/or to our warehouse.  We typically place orders with our manufacturers when we receive orders from our distributors or when directed by our sales department for the stores that we operate.

We select raw materials (including fabric, fasteners, thread, buttons, labels and related materials) directly from local fabric and accessory suppliers and identify imported specialty fabrics for the manufacturing of our products.  Our manufacturers purchase these raw materials from these suppliers according to our manufacturing and design specifications.  We do not execute agreements with the suppliers as they enter into agreements with the manufacturer.

For the year ended December 31, 2011, one  manufacturer accounted for 14.48% of our total purchases while another accounted for 10.80% of our total purchases.  No other manufacturer accounted for more than 10% of our total purchases.  To date, we have not experienced any significant difficulty in sourcing raw materials for our manufacturers to purchase and manufacturers to create our products according to our specifications.

Production and Quality Control

We are committed to designing and manufacturing high quality garments.  We have implemented strict quality control and craft discipline systems to ensure that our products meet certain quality and safety standards, which include:

●	evaluate customers to make sure we produce middle to high-end products only;

●	evaluate suppliers to make sure the raw materials could meet our standards;

●	inspect the manufacturing process and fabric quality by our trained employees;

●	run routine checks on the fabrics for flammability, durability, chemical content, static properties, color retention and various other properties in our advanced testing center; and

●	audit the final products before products are delivered.

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

Logistics and Inventory

O.E.M. manufacturers, unlike sub-contractors, ship finished products directly to our distributors and/or to our warehouse after final quality inspection.

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

We believe that our chief competitive strength is our in-depth and thorough understanding of our targeted customer groups in China. Our CEO now leads our design team.  Mr. Wu has been named China Fashion Week’s ‘Top Ten Fashion Designer Award’ for two consecutive years.  VLOV was also the only Chinese designer to participate in the Spring/Summer 2012 Mercedes-Benz New York Fashion Week.  Under Mr. Wu’s leadership, and with inputs from our distributors, our design team formulates new design concepts by analyzing information on global and local fashion trends and market research.  We create prototypes that are initially reviewed by our distributors and marketing team for input and further refined based on evaluations carried out by marketing personnel before showcasing the final designs at our sales fairs.

Currently, there are several companies in China that we consider to be direct competitors.  Some of our local competitors include Zuoan and Cabbeen.  International brands such as Hugo Boss and Jack Jones are also competing in the same space as us.

Intellectual Properties and Licenses

We presently have 19 trademarks under China Dong Rong that are registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC (the “PRC Trademark Office”).  These trademarks are issued for a period of 10 years.

Additionally, we have trademark license contracts with our CEO, pursuant to which he has irrevocably and perpetually granted us, for no consideration, the right to use four trademarks currently registered in his name with the PRC Trademark Office. To date, we have not used these trademarks.

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

Governmental Regulations

Fabric Safety

We are required to comply with regulations governing fabric safety on the national, provincial and local levels.  Since discontinuing our manufacturing activities in the third quarter of 2010, we have been carrying out quality assurance from our Xiamen headquarters.  Staff members routinely inspect the facilities of our O.E.M. manufacturers to verify certain characteristics of the materials being used for our products, including flammability, durability, chemical content, static properties and color retention.   In addition, we work closely with our distributors to ensure the quality and safety of our products.

Enterprise Taxation

Pursuant to the PRC Enterprise Income Tax Law (the “New Tax Law”) passed by the Tenth National People's Congress on 16 March 2007, the new PRC income tax rates for domestic and foreign enterprises are unified at 25% effective January 1, 2008.  The enactment of the New Tax Law is not expected to have any significant financial effect on the amounts accrued in the balance sheet in respect of taxation payable and deferred taxation.

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

Although our CEO who is also our principal shareholder resides in the PRC, he is a foreign national.  As such, he has not registered with the local branch of the SAFE under Circular No. 75.  See “Risk Factors – Risks Related to Our Corporate Structure – Our principal shareholder may be subject to registration requirement under current regulations relating to offshore investment activities by PRC residents, the non-compliance of which may subject us to fines and sanctions that could adversely affect our business.”

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

Fluctuations in our sales may also result from a number of other factors including:

●	the timing of our competitors’ launch of new products;

●	consumer acceptance of our new and existing products;

●	changes in the overall clothing industry growth rates;

●	economic and demographic conditions that affect consumer spending and retail sales;

●	the mix of products ordered by our distributors;

●	the timing of the placement and delivery of distributor orders; and

●	variation in the expenditure necessary to support our business.

As a result, we believe that comparisons of our operating results between any interim periods may not be meaningful and that these comparisons may not be an accurate indicator of our future performance.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of December 31, 2011:

	Number of Employees	% of Employees
Sales & marketing and quality assurance	54	28.4%
Purchasing	3	1.6%
Finance	11	5.8%
Management & administration	15	7.9%
Research & development	17	8.9%
Company stores	90	47.4%

TOTAL	190	100.0%

We believe we are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions for our employees.

Labor Costs.  Because garment manufacturing is a labor-intensive business, we outsource all of our manufacturing to O.E.M. manufacturers.  We rely on in-house skilled labor and talents to design, develop and sell our products.  Generally, we offer one to three months of training to new workers to better understand our brands and improve their relevant skills during the training period.  Management expects that our access to reasonably priced and competent labor will continue into the foreseeable future.

Working Conditions and Employee Benefits.  We believe in the importance of maintaining our social responsibilities, and we are committed to providing employees with a safe, clean, comfortable working environment.  Our employees also are entitled to time off during public holidays.  In addition, we frequently monitor contract manufacturers’ working conditions to ensure their compliance with related labor laws and regulations.  We believe we are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government.  We strictly comply with the Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on us or our operations.

Principal Executive Office

Our principal executive office is located at 11F, No. 157 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian Province 361008, China.  Our main telephone number is +86-0592-2345999 and fax number is +86-0592-2345777.

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

We face intense competition in the apparel industry from other established companies both in China and other countries.  A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do.  Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production, better adapt to changes in consumer preferences or retail requirements, devote greater resources to the marketing and sale of their products, and more quickly develop new products.  In addition, new companies may enter the markets in which we compete, further increasing competition in the industry.  As a result, we may not be able to compete successfully with them if we cannot continue enhancing our marketing and management strategies, quality and value or responding appropriately to consumer needs.

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

The apparel market is characterized by low barriers to entry for both suppliers and marketers, global sourcing through suppliers located throughout the world, trade liberalization, continuing movement of product sourcing to lower cost countries, ongoing emergence of new competitors with widely varying strategies and resources, and an increasing focus on apparel in the mass merchant channel of distribution.  These factors contribute to ongoing pricing pressure throughout the supply chain.  This pressure has and may continue to:

●	require us to reduce wholesale prices on existing products;

●	result in reduced gross margins across our product lines; and

●	increase pressure on us to further reduce our production costs and our operating expenses.

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

For the year ended December 31, 2011, 2 suppliers collectively accounted for 25.3% of our total purchases of finished products.  For the year ended December 31, 2010, 11 suppliers collectively accounted for 44.8% and 86.5% of our total purchases of finished products and raw materials (for our own manufacturing prior to stopping such activities during the third quarter of 2010), respectively.  We do not have any long-term written agreements with any of our suppliers and do not anticipate entering into any such agreements in the near future.  We do not believe that the loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods or raw materials essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history.  Yinglin Jinduren commenced business in 2004, and we recently commenced retail operation with the acquisition of our Fujian distributor’s stores in Jin 2011.   Our limited operating history makes it difficult to predict our operating results and we may experience significant fluctuations in our operating results.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the apparel industry in China.  Some of these risks and uncertainties relate to our ability to:

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

We have experienced rapid growth since our inception, and have increased our net sales from $4.74 million in 2004 to $88.8 million in 2011.  We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth.  Future growth may place a significant strain on our management and operations.  As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded.  As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business.  Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

We must attract more consumers within our targeted profile to our brands.

Our current products are weighted towards Chinese male consumers 20 to 45 years of age.  If we are not successful in attracting consumers within our demographic profile for our brand, our results of operation and our ability to grow will be adversely affected.

Our continued operations depend on current fashion trends.  If our designs and products do not continue to be fashionable, or if we are unable to maintain our brand image, our business could be adversely affected.

Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent and build on our brand image at a pace and intensity competitive with our competition.  The novelty and the design of our apparel are critical to our success and competitive position, and the inability to continue to develop and offer unique products to our customers, and to maintain our brand image, could harm our business.  We cannot be certain that trendy apparel and related accessories will continue to be fashionable.  Should the trend steer away from apparel and related accessories such as ours, our sales could decrease and our business could be adversely affected.  Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brands with styles that are no longer popular.  In the past, many apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses.  Our business may be similarly affected in the future.  In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

We depend mainly on our distributors for our sales.  A significant adverse change in our relationship with a distributor or in a distributor’s performance or financial position could harm our business and financial condition.

We primarily sell our products to our distributors who, in turn, sell them at the POS that they operate.  We depend on our distributors’ regional retail experience and economies of scale.  We may not be able to expand the geographical coverage of our existing distributors, or be able to engage new distributors who have strong network and retail experience, which may substantially impair our sales targets.  We rely on our distributors in the management and expansion of their retail sales networks.  Even though we provide retail policies and guidelines, training, advertising and marketing support, our distributors might not carry out our visions and satisfy the needs of our business.  Our sales to distributors also may not correlate directly to the demand for our products by end customers.  If our distributors mismanage and do not effectively expand our retail network, our business and our reputation can be adversely affected.

Presently we have distribution agreements with 11 distributors.  For the year ended December 31, 2010, three of our distributors each accounted for 10% or more of our total net sales, or 41.93% of our total net sales in the aggregate.  For the year ended December 31, 2011, four of our distributors each accounted for 10% or more of our total net sales, or 51.87% of our total net sales in the aggregate.  We do not believe that there is any material risk of loss of any of these distributors during the next 12 months.  We believe that we could replace any of these distributors within 12 months, such that the loss of a distributor would not have a material adverse effect on our financial condition in the long term.  None of our affiliates are officers, directors, or material shareholders of any of these distributors.

A decision by a major distributor, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.  We sell to certain distributors on open account with 60 to 90 day payment terms, but these arrangements are not always possible.  Such evaluation focuses on the distributor’s payment history and ability, and takes into account such distributor’s specific operational history, background and other relevant information as well as the economic and market environment in which the distributor operates.  Thus, we have historically avoided credit exposure due to the financial instability of our distributors; however, while management believes that we will continue to be able to do so, there is no assurance that we will always be able to do so.  In addition, although we have long-standing relationships, we do not have long-term contracts with any of our distributors.  We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year-to-year basis upon satisfying certain criteria.

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

We place orders with our O.E.M. manufacturers for our products when we receive all of our customers’ orders.  We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of certain products that we anticipate will be in greater demand.  However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory.  Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition.  Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages.  Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

Our performance is substantially dependent upon the expertise of our chief executive officer, Mr. Qingqing Wu, and other key management personnel.   Mr. Wu spends all of his working time on our Company's business, including as our Chief Designer.  It may be difficult to find qualified individuals to replace Mr. Wu or other key management personnel if we were to lose any one or more of them.  The loss of Mr. Wu or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results.  Furthermore, most members of our design team are not currently under contract.

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

Our ability to attract customers to the stores that we operate depends heavily on the store locations, and any decrease in customer traffic could cause our net sales to be less than expected.

Sales at stores that we operate are dependent, to a significant degree, upon the volume of traffic in the areas surrounding the store locations.  A reduction in consumer traffic or our inability to obtain or maintain favorable store locations could have a material adverse effect on us.

Our company operated store growth strategy depends upon our ability to successfully open and operate new stores each year in a timely and cost-effective manner without affecting the success of our existing store base.

Our strategy to grow our retail business depends partly on continuing to open new stores for the foreseeable future.  Our future operating results will depend largely upon our ability to find a sufficient number of suitable locations that will allow us to successfully open and operate new stores each year in a timely and cost-effective manner.  Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

●	identify desirable store locations;

●	negotiate acceptable lease terms, including desirable tenant allowances;

●
maintain out-of-pocket, build-out costs in line with our store economic model, including through leveraging landlords' reimbursements for a portion of our construction expenses, as well as managing these costs at reasonable levels;

●	hire, train and retain a growing workforce of store managers, sales associates and other personnel;

●	successfully integrate new stores into our existing control structure and operations, including our information technology systems;

●	sufficient capitalization to build out retail store locations; and

●	efficiently managing our O.E.M. manufacturers to meet the needs of a growing retail network.

If we continue to expand our retail operation, we may face risks associated with market saturation of our merchandise.  Also, if we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of our target customers in these areas.  In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion.

Finally, we cannot assure you that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all.  If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be materially harmed and we may incur significant costs associated with closing or relocating stores.  If we fail to successfully open and operate new stores and execute our growth plans, the price of our common stock could decline.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We do not own any real estate.  Instead, the retail stores that we operate, as well as our corporate headquarters and warehouse in Fujian, are all leased.

Our ability to effectively obtain new leases to open new stores in Fujian depends on the availability of locations that meets our criteria for traffic, square meters, ease economics, demographics, and other factors, including our ability to negotiate terms that meet our financial targets.  We also must be able to effectively renew our existing store leases.  Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of the 20 store locations that we currently operate, could have a material adverse effect on our retail operations.

Of our 20 operating leases, 13 do not have fixed rental payments.  Instead, the landlord takes a negotiated percentage of the gross sales amount.   In order for us to obtain such lease, especially at higher-end locations, we need to continually maintain and further enhance our brand image.  If we are unable to generate sufficient revenues from these locations, our landlords may choose not to renew our leases.

Additionally, the current economic environment may make it difficult to determine the fair market rent of retail real estate properties within Fujian.  This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents.  Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing stores and could have a material adverse effect on our results of operations.

Our substantial occupancy costs could have significant negative consequences, which include:

●	requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;

●	increasing our vulnerability to general adverse economic and industry conditions; and

●	limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs.  If our retail business does not generate sufficient cash flow from operating activities to fund these expenses and needs and sufficient funds are not otherwise available to us, we may not be able to service our lease expenses, grow our retail business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our overall business.  If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent for the balance of the lease term.  In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have an adverse effect on our results of operations.

Risks Related to Our Corporate Structure

If the Chinese government determines that the contractual arrangements through which we control Yinglin Jinduren do not comply with applicable regulations, we could be subject to severe penalties.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the contractual arrangements with Yinglin Jinduren and its owners, as well our ability to enforce our rights thereunder comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations.  If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, such contractual arrangements may become invalid or unenforceable.  In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.  For example, the PRC Property Rights Law that became effective on October 1, 2007 requires companies to register security interests on equity interests granted under equity pledge agreements with the local State Administration for Industry and Commerce (“SAIC”).  However, it is unclear whether or not we are required to register the security interests under the Property Rights Law because HK Dong Rong entered into the equity pledge agreement with Yinglin Jinduren in 2005, prior to the October 1, 2007 enactment of the Property Rights Law.  This law does not state that it is applicable to transactions prior to its 2007 enactment date and the security interests granted under the equity pledge agreement have not been registered.  Because such registration has not been completed, there is a risk that HK Dong Rong may not be able to enforce its rights under the equity pledge agreement.  In the event Yinglin Jinduren’s equity owners, our CEO Mr. Wu and his brother Mr. Zhifan Wu (collectively the “Owners”), fail to perform their contractual obligations under the equity pledge agreement, HK Dong Rong, as pledgee, becomes entitled to exercise its rights under the equity pledge agreement including the right to vote with, control and sell the pledged equity interests.  If a dispute arises between us and the Owners, and the  Owners breach their obligations under the equity pledge agreement by selling the equity ownership of Yinglin Jinduren to a third party without our consent, HK Dong Rong may not be able to enforce such rights and claim a superior security interest over the pledged equity interests as against a bona fide purchaser of such equity interests because HK Dong Rong’s security interests in the pledged equity interests were not registered with the local SAIC.  If Yinglin Jinduren is sold to a bona fide purchaser and we are unable to enforce the security interests granted under the equity pledge agreement to prevent the completion of such sale, then there is a potential risk that Yinglin Jinduren’s bona fide purchaser may, in turn, refuse to perform all of Yinglin Jinduren’s obligations to us under the contractual arrangements including Yinglin Jinduren’s obligation to pay us fees equal to Yinglin Jinduren’s net income.  Such refusal would sever our ability to continue receiving payments from Yinglin Jinduren, and we would no longer be able to consolidate Yinglin Jinduren’s results, assets and liabilities in the our financial statements.

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

If we, HK Dong Rong or Yinglin Jinduren are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of Yinglin Jinduren and/or voiding the contractual arrangements;

●	discontinuing or restricting the operations of Yinglin Jinduren;

●	imposing conditions or requirements with which we or HK Dong Rong or Yinglin Jinduren may not be able to comply;

●	requiring us to restructure the relevant ownership structure or operations; or

●	imposing fines or other forms of economic penalties.

Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.

We have no equity ownership interest in Yinglin Jinduren, and rely on contractual arrangements to control the company.  We cannot assure you that the owners of Yinglin Jinduren will always act in our best interests, and these contractual arrangements may not be as effective in providing control over the company as direct ownership.  For example, Yinglin Jinduren could fail to take actions required for our business despite its contractual obligation to do so.  If Yinglin Jinduren fails to perform under its agreements with us, we are required by the terms of these agreements to enforce our rights by arbitration before The China International Economic and Trade Arbitration Commission (CIETAC).  To initiate such proceeding, we must first prepare and submit an arbitration request to CIETAC for its acceptance.  Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify Yinglin Jinduren of the proceeding.  Yinglin Jinduren will have 45 days from the receipt of such notice to prepare its statement of defense.  While we have been advised by our PRC counsel that current CIETAC rules requires a decision to be rendered within six months from the selection of the arbitration tribunal, the passage of any prolong period of time without resolution may disrupt and negatively affect our business operations.  Further, we must borne half of CIETAC’s fees in addition to our own expenses incurred to prepare for such proceeding, which fees may become prohibitively expensive as the arbitration must take place in Shanghai and be conducted in Chinese.  As we are also contractually bound by CIETAC’s decision, in the event such decision is unfavorable to us, we may effectively lose our control over Yinglin Jinduren.

As the contractual arrangements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

Our contractual arrangements with Yinglin Jinduren are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law.  If Yinglin Jinduren or its shareholders fail to perform the obligations under the contractual arrangements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages.  We cannot be sure that such remedies would provide us with effective means of causing Yinglin Jinduren to meet its obligations, or recovering any losses or damages as a result of non-performance.  Further, the legal environment in China is not as developed as in other jurisdictions.  Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our ability to enforce the contractual arrangements and protect our interests.

Our contractual arrangements with Yinglin Jinduren and the payment arrangement thereunder may be challenged by the PRC tax authorities and may result in adverse tax consequences to us.

We could face adverse tax consequences if the PRC tax authorities determine that the contractual arrangements were not entered into based on arm’s length negotiations.  For example, PRC tax authorities may adjust the Company’s and/or Yinglin Jinduren’s income and expenses for PRC tax purposes in the form of a transfer pricing adjustment.  A transfer pricing adjustment could result in a reduction, for Chinese tax purposes, of adjustments recorded by Yinglin Jinduren, which could adversely affect us by increasing Yinglin Jinduren’s tax liability without reducing the Company’s tax liability, which could further result in late payment fees and other penalties to Yinglin Jinduren for underpaid taxes.

Certain Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Our chairman and CEO Mr. Qingqing Wu is also the chairman of Yinglin Jinduren and owns 50.6% of its equity ownership interests.  Conflicts of interests between his duties to our company and Yinglin Jinduren may arise.  As our chairman and CEO, Mr. WU has a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and Yinglin Jinduren.  We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor.  For example, he may determine that it is in Yinglin Jinduren’s interests to sever the contractual arrangements with HK Dong Rong, irrespective of the effect such action may have on us.  In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Yinglin Jinduren is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Yinglin Jinduren or Mr. Wu, who resides within China.   Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Yinglin Jinduren and its management.

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

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

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

Although we are incorporated in Nevada, we conduct substantially all of our operations in China.  Other than our CFO, all of our officers and directors reside outside the United States and some or all of the assets of those persons are located outside of the United States.  As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise.  Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team in China lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Other than our CFO, the individuals who now constitute our senior management have never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in RMB.  Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiary and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S.  persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have agreements with third parties and make all our sales in China.  The PRC also strictly prohibits bribery of government officials.  Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company and its affiliate, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees, and we currently have no policy to comply specifically with the FCPA.  Our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company and its affiliate may engage in conduct for which we might be held responsible.  Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.  In addition, the U.S. government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary and affiliate, limit their ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the State Administration of Foreign Exchange (“SAFE”) issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (“Circular 75”), which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company (“SPV”) for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.  Internal implementing guidelines issued by SAFE, which became public in June 2007 (“Notice 106”), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.  In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Under the New EIT Law, we may be classified as a “resident enterprise” of China.  Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008.  Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The Implementing Rules define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”) further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) half of the directors with voting rights or senior management often resident in China.  Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available.  Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Yet, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities.  If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow.  First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations.  In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%.  Second, although, under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company (“Circular 78”).  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans that are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of any equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

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

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.  Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

●	receipt of substantial orders or order cancellations of products;

●	quality deficiencies in services or products;

●	international developments, such as technology mandates, political developments or changes in economic policies;

●	changes in recommendations of securities analysts;

●	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

●	government regulations, including stock option accounting and tax regulations;

●	energy blackouts;

●	acts of terrorism and war;

●	widespread illness;

●	proprietary rights or product or patent litigation;

●	strategic transactions, such as acquisitions and divestitures;

●	rumors or allegations regarding our financial disclosures or practices; or

●	earthquakes or other natural disasters concentrated in Fujian, China where a significant portion of our operations are based.

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

As of March 14, 2012, our principal shareholders, including our officers and directors and their affiliated entities, owned approximately 51.2% of our outstanding shares of common stock.  These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities.  While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Share Exchange.  We will incur costs associated with our public company reporting requirements.  We will incur costs associated with corporate governance requirements, as well as rules implemented upon our auditors by the Public Company Accounting Oversight Board for reverse-merger Chinese companies, the SEC and the FINRA.  We expect these rules and regulations to significantly increase directly and/or indirectly our legal and financial compliance costs and to make some activities more time-consuming and costly.  If we are able to upgrade to a senior exchange such as the NASDAQ Capital Market, we will incur listing fees as well as other costs to comply with the exchange requirements

We also expect these new rules and regulations as well as the current litigation that has been filed against other reverse merger U.S. listed Chinese-based companies may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

As of March 14, 2012, there were 629,726 shares of series A convertible preferred stock outstanding that are convertible into 251,891 common shares, as well as 686,751 warrants with an exercise price of $8.575 per share.  In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of their investment in terms of the percentage ownership in us as well as the book value of the common shares held.  Full conversion and exercise of the outstanding series A convertible preferred stock and warrants would have increased the outstanding common shares as of March 14, 2012, by approximately 12.4% to approximately 8,526,633 shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in, and operate from, Fujian Province, China. Our current operating facilities are as follows:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
11F., No. 157 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian Province 361008, PRC	Design, marketing, sales and purchasing	1,376	October 8, 2012

Shuangli Industrial Park, Xian hov, Huli District, Xiamen City, Fujian Province, PRC	Warehousing	1,570	February 29, 2013

Various locations (1)	Retail stores	Range between 46 to 296	Various

(1)
As of the date of this report, we have entered into 20 operating leases for the retail stores that we currently operate.  See Note 20 of the footnotes to our audited financial statements included elsewhere in this report.

Our total rental expense was $71,000 and $74,000 for 2010 and 2011 respectively.  We believe that our operating facilities are all well maintained and in good operating condition, and are sufficient for our current business operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

ITEM 4. RESERVED

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

On December 9, 2011, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock and a proportional reduction of our authorized shares of common stock.

On a split-adjusted basis, the following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years and interim periods, as reported by the OTC Bulletin Board.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2012
January 1, 2012 through March 30, 2012	$3.01	$4.75

2011
Quarter ended December 31, 2011	$2.13	$5.50
Quarter ended September 30, 2011	3.05	4.73
Quarter ended June 30, 2011	3.38	6.25
Quarter ended March 31, 2011	3.50	5.25

2010
Quarter ended December 31, 2010	$5.00	$8.50
Quarter ended September 30, 2010	7.13	13.73
Quarter ended June 30, 2010	7.50	15.00
Quarter ended March 31, 2010	10.00	17.50

The last reported closing sales price for shares of our common stock was $3.75 per share on the OTCBB on March 30, 2012.

Holders

As of March 16, 2012, we had 58 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 317 SW Alder Street, Portland, Oregon 97204, and whose telephone number is (503) 227-2950.

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

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design and distribute men’s apparel and related products targeted at 20-45 years old Chinese men under the “V·LOV” brand.  We currently carry three product lines represented by different label colors: (1) the purple label for business; (2) the black label for business casual; and (3) the white label for casual.

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sales, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of December 31, 2011, our products were sold at 20 POS we operate directly and 393 POS operated by our distributors.

We maintain and exercise control over advertising and marketing activities from our headquarters in Fujian, where we set the tone for integrity, consistency and direction of the VLOV brand image throughout China.  Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.

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

During 2010, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong.  Since January 1, 2011, we have been transferring all of our business operations, comprising of trademarks, design, marketing, sales and purchasing activities, to our wholly-owned subsidiary China Dong Rong.  Transfers of all sales contracts and design, marketing, sales and purchasing-related assets were completed in the first quarter of 2011, and all of our business activities are currently conducted by China Dong Rong.

As Yinglin Jinduren has not conducted any operations since early 2011, we plan to make Yinglin Jinduren’s annual filing for 2011 with the SAIC in the first half of 2012.  Once the SAIC has no comment on our filing, we will proceed to dissolve Yinglin Jinduren and exit from the contractual arrangements with Yinglin Jinduren.  Until then, we will continue operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

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

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions.  Our critical accounting policies are:

Basis of presentation and consolidation

As discussed above and in Note 1 to our consolidated financial statements accompanying this report, we transferred our operations from Yinglin Jinduren to China Dong Rong during the first quarter of 2011.  Previously, our operations were conducted by Yinglin Jinduren, in which the equity interests are held by our CEO and his brother.  Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval.  We received a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us.  As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly consolidated its assets, liabilities and results of operations in our consolidated financial statements.  All of our operations are now conducted by China Dong Rong.

Revenue Recognition

Sales of goods - distributors

All of our products are manufactured on our behalf by third parties, based on orders for our products received from our retails stores and from our distributors (our customers).  We are responsible for product design, product specification, pricing to the customer, the choice of third party manufacturer, product quality and credit risk associated with the customer receivable.  As such, we act as a principal, not as an agent, and records revenues on a gross basis.

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

Sales of goods - retail

In July 2011, we began operating retail stores selling our products.  Revenue from retail sales is recognized at each point of sale.  During the year ended December 31, 2011, such sales were less than 5% of our total revenue.

Our retail revenue is net of value-added tax (“VAT”) collected on behalf of PRC tax authorities in respect of the sale of merchandise.  VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the accompanying consolidated balance sheets until it is paid to the relevant PRC tax authorities.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

From Date of Invoice to Customer:	December 31, 2010	December 31, 2011
0-30 days	$10,158	$15.968
31-60 days	11,028	10,531
61-90 days	-	8,421
91-120 days	-	1,313
121 days and above	-	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$21,186	$36,233

On average, we collect our receivables within 90 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of the $36,267 thousand in receivables as of December 31, 2011, $28,155 thousand was collected as of March 20, 2012.

Other receivables were nil and $36 thousand as of December 31, 2011 and 2010, respectively.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through December 31, 2011 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  At December 31, 2011, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock are accounted for as derivative instrument liabilities.  We determine the fair value of these instruments using a binomial option pricing model.  That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on December 31, 2011 and December 31, 2010 were $1.00 to RMB 6.36 and RMB 6.59, respectively.  The average translation rates of $1.00 to RMB 6.46 and RMB 6.76 were applied to the income statement accounts for the years ended December 31, 2011 and 2010, respectively.

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

Results of Operations

	Year Ended December 31,
	2011		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$88,826	100.00%	$73,834	100.00%
Gross Profit	$38,762	43.64%	$29,971	40.59%
Operating Expenses	$21,085	23.74%	$12,624	17.01%
Income From Operations	$17,677	19.90%	$17,347	23.49%
Other (Expenses) / Income	$706	(0.79)%	$2,365	3.20%
Income Tax Expense	$4,455	5.02%	$4,726	6.40%
Net Income	$13,928	15.67%	$14,986	20.30%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales were $88,826 for the year ended December 31, 2011 compared with $73,834 for 2010, an increase of $14,992 or 20.31%.  Net sales for the years ended December 31, 2011 and 2010 were primarily generated from the sales of our apparel products to our distributors, who retailed them at their POS throughout northern, central and southern China.  The increase in our net sales during the year ended December 31, 2011 was primarily attributable to increased sales by our Zhejiang, Beijing and Liaoning distributors as well as sales from the stores that we began to operate in the second half of 2011 after acquiring them from our Fujian distributor.

We have continued to upscale our product offerings to our distributors and have been working with our distributors to sell our products primarily via stand-alone stores and store-in-stores rather than through counters and concessions which we believe strengthens our brand with consumers. We own and operate one flagship store in Xiamen and in January 2012 our distributors opened flagship stores in Beijing and Shenyang. Additionally, we have significantly increased our advertising expense as well as our presence at international fashion shows including the Mercedes-Benz New York Fashion Week in September 2011 and the Beijing Fashion Week in November 2011.  We believe that this increased expenditure towards our brand has been the primary drive of our increased revenues.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Years Ended December 31,
	2011		2010
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth (Decline) in 2011 compared with 2010
Beijing	$8,072	9.09%	$3,749	5.08%	115.31%
Zhejiang	$16,330	18.38%	$11,928	16.16%	36.90%
Shandong	$9,757	10.98%	$9,174	12.43%	6.35%
Jiangxi	$6,789	7.64%	$6,327	8.57%	7.30%
Yunnan	$6,242	7.03%	$5,991	8.11%	4.19%
Shanxi	$3,927	4.42%	$5,153	6.98%	(23.79)%
Liaoning	$9,941	11.19%	$6,549	8.87%	51.79%
Hubei	$10,054	11.32%	$9,592	12.99%	4.82%
Henan	$3,741	4.21%	$4,922	6.67%	(23.99)%
Guangxi	$5,185	5.84%	$4,982	6.75%	4.07%
Sichuan	$3,036	3.42%	$2,745	3.72%	10.60%
Fujian (prior distributor)	$2,423	2.73%	$2,722	3.69%	(10.98)%
Fujian (Company owned)	$3,329	3.75%	$0	0%	N/A %
Total Net Sales	$88,826	100.00%	$73,834	100.00%	20.31%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales.

	Years Ended December 31,
	2011		2010
	Amount	% of net sales	Amount	% of net sales
Total Net Sales	$88,826	100.00%	$73,834	100.00%
O.E.M. Finished Goods Cost	$50,064	56.36%	$42,359	57.37%
Raw Materials	$-	-%	$1,109	1.50%
Labor	$-	-%	$279	0.38%
Overhead and Other Expenses	$-	-%	$116	0.16%
Total Cost of Sales	$50,064	56.36%	$43,863	59.41%
Gross Profit	$38,762	43.64%	$29,971	40.59%

All of our products are manufactured by third parties, based on orders for our products that we receive from our retail stores and from our distributors.  Historically, we have outsourced to two types of manufacturers: (1) sub-contractors, which require us to provide them with the raw materials for our products, and (2) O.E.M. manufacturers, that supply their own raw materials.  Beginning in 2009, we have shifted almost all of our outsourcing entirely to O.E.M. manufacturers.  We did not use sub-contractors for manufacturing during the year ended December 31, 2011 and such type of manufacturing accounted for less than 5% of net sales for the year ended December 31, 2010.

Total cost of sales for the year ended December 31, 2011 was $50,064, an increase of 18.19% from $43,863 for 2010, primarily due to increased sales.  Our cost of sales as a percentage of net sales decreased to 56.36% of total net sales for 2011 from 59.41% of total net sales for 2010. Consequently, gross margin as a percentage of net sales increased to 43.64% for 2011 from 40.59% for 2010.  Our gross margin primarily increased due to higher average selling prices of our menswear.

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Years Ended December 31,
	2011				2010
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net Sales	sales	profit	margin	Net Sales	sales	profit	margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Beijing	$8,072	$4,673	$3,399	42.11%	$3,749	$2,216	$1,533	40.89%
Zhejiang	$16,330	$9,252	$7,078	43.34%	$11,928	$7,024	$4,904	41.11%
Shandong	$9,757	$5,605	$4,152	42.55%	$9,174	$5,419	$3,755	40.93%
Jiangxi	$6,789	$3,951	$2,838	41.80%	$6,327	$3,723	$2,604	41.16%
Yunnan	$6,242	$3,616	$2,626	42.07%	$5,991	$3,530	$2,461	41.08%
Shanxi	$3,927	$2,310	$1,617	41.18%	$5,153	$3,036	$2,117	41.08%
Liaoning	$9,941	$5,495	$4,446	44.72%	$6,549	$3,864	$2,685	41.00%
Hubei	$10,054	$5,774	$4,280	42.57%	$9,592	$5,653	$3,939	41.07%
Henan	$3,741	$2,192	$1,549	41.41%	$4,922	$2,903	$2,019	41.02%
Guangxi	$5,185	$3,020	$2,165	41.76%	$4,982	$2,936	$2,046	41.07%
Sichuan	$3,036	$1,793	$1,243	40.94%	$2,745	$1,643	$1,102	40.15%
Fujian (prior distributor)	$2,423	$1,443	$980	40.45%	$2,722	$1,916	$806	29.61%
Fujian (Company owned)	$3,329	$940	$2,389	71.76%	$0	$0	$0	0%
Total	$88,826	$50,064	$38,762	43.64%	$73,834	$43,863	$29,971	40.59%

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

	Years Ended December 31,
	2011		2010
	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$38,762	43.64%	$29,971	40.59%
Operating Expenses:
Selling Expenses	15,619	17.59%	8,568	11.60%
General and Administrative Expenses	5,466	6.14%	4,056	5.49%
Total	21,085	23.74%	12,624	17.10%
Income from Operations	17,677	19.90%	17,347	23.49%

Selling expenses for the year ended December 31, 2011 increased by 82.29% to $15,619 as compared to 2010.  The increase was mainly due to increased spending on advertising, attending fashion events such as the Mercedes-Benz New York Fashion Week and operating our own store locations.  We expect that our selling expenses will continue to increase as we continue to expand the retail distribution network that we acquired from our Fujian distributor in the second quarter of 2011, our marketing efforts to support our existing distribution network and penetrate potential new markets in these regions as well as establish our brand amongst our target demographic, men aged 20-45.  We believe that our selling expenses will also increase as a percentage of total revenue and in absolute dollars.

General and administrative expenses increased by 34.76% from $4,056 for the year ended December 31, 2010 to $5,466 for 2011.  The higher general and administrative expenses for the year ended December 31, 2011 resulted from the higher cost of operating a U.S. publicly traded company as well as increased research and development costs.  As we are now operating the retail network of our Fujian distributor that we acquired on June 30, 2011, as well as additional stores that we have opened, we expect our general and administrative expenses will also increase as a percentage of our net sales and in absolute dollars.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars, except for percentages)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009.   These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges and credits.  During the years ended December 31, 2011 and 2010, we recorded gains of $639 and $2,351, respectively.  In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our common stock price.

Interest Income (amounts in thousands, in U.S. Dollars, except for percentages)

Interest income for the year ended December 31, 2011 amounted to $75, compared to $81 for 2010.

Interest Expense (amounts in thousands, in U.S. Dollars, except for percentages)

Interest expense for the year ended December 31, 2011 amounted to $8, compared to $67 for 2010.

Income Tax Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

For both 2011 and 2010, we were subject to income tax at a rate of 25%.  Income tax expense for 2011 and 2010 amounted to $4,455 and $4,726, respectively.  The decrease in income tax expense was a result of lower operating income as a result of increased selling expenses.

Liquidity and Capital Resources

Year ended December 31, 2011 and 2010 (amounts in thousands, in U.S. Dollars, except for percentages)

Net cash provided by operating activities in 2011 was $6,743 as compared with $1,204 in 2010.  This increase of $5,539 was mainly attributable to increased accounts payable and depreciation and amortization expense.

Net cash used in investing activities was $4,830 in 2011, compared with $3,029 used in investing activities in 2010.  The $1,801 overall increase to net cash used in investing activities was a result of a purchase of a business that we completed on June 30, 2011 for $6,684 and the build-out of Company operated stores during 2011 of $2,301, partially offset by the maturity of a time deposit made in 2010 for $3,020 that was subsequently redeemed in 2011, and the sale of property, plant and equipment in 2011 resulting in proceeds of $1,193.

Net cash provided by financing activities was $382 in 2011, compared with $2,415 in 2010.  The decrease in net cash provided by financing activities was mainly due to a decrease in the advance made by our CEO.

As of December 31, 2011, we had cash and cash equivalents of $14,725, total current assets of $56,405 and current liabilities of $14,031.  Our cash balance as of April 10, 2012 was $23,592. Included in the total current liabilities of $14,031 as of December 31, 2011, is $987 of registration liquidated penalties in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

On June 30, 2011, we acquired 13 store locations from a distributor, and have added seven more locations through December 31, 2011.  Of the leases for these 20 stores, seven require fixed rental payments.  The remaining 13 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following tables summarize our contractual obligations as of December 31, 2011, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 Year +
	(in thousands of dollars)
Contractual Obligations:

Total Indebtedness	$-	$-	$-

Operating Leases	796	407	389

Total Contractual Obligations:	$796	$407	$389

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

ITEM 8. FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended December 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

VLOV, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders
VLOV, Inc.

We have audited the accompanying consolidated balance sheets of VLOV, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
April 12, 2012

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$14,725	$12,013
Time deposits	-	3,020
Accounts and other receivables	36,233	21,222
Trade deposits	3,482	4,806
Inventories	1,880	654
Prepaid expenses	85	110
Total current assets	56,405	41,825
Property, plant and equipment, net	2,197	947
Goodwill	5,219
Land use rights	-	261
TOTAL ASSETS	$63,821	$43,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,173	$3,254
Accrued expenses and other payables	1,967	1,446
Amount due to a director/officers	1,216	162
Derivative liability - common stock warrants	673	1,312
Short-term bank loans	-	607
Income taxes payable	3,002	2,259
Total current liabilities	14,031	9,040

Stockholders’ Equity:
Common stock, $0.00001 par value, 40,000,000 shares authorized, 7,586,741 and 7,377,668 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 632,853 and 1,048,759 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively (liquidation preference $1,809,960 and $2,999,451)	900	1,492
Additional paid-in capital	9,718	8,873
Statutory reserve	913	913
Retained earnings	35,087	21,159
Accumulated other comprehensive income	3,171	1,555
Total stockholders' equity	49,790	33,993
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,821	$43,033

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands - except for share and per share data)

	Year Ended December 31,
	2011	2010

Net sales	$88,826	$73,834
Cost of sales	50,064	43,863
Gross profit	38,762	29,971

Operating expenses:
Selling expenses	15,619	8,568
General and administrative expenses	5,466	4,056
	21,085	12,624

Income from operations	17,677	17,347

Other income (expenses):
Change in fair value of derivative liability	639	2,351
Interest income	75	81
Interest expense	(8)	(67)
	706	2,365

Income before provision for income taxes	18,383	19,712
Provision for income taxes	4,455	4,726

Net income	13,928	14,986

Other comprehensive income:
Foreign currency translation adjustment	1,616	995

Comprehensive income	$15,544	$15,981

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	13,478	13,414
Net income attributable to preferred shareholders	450	1,572
Net income	$13,928	$14,986

Basic earnings per share- common	$1.81	$1.93

Diluted earnings per share	$1.79	$1.93

Weighted average number of common shares and participating preferred shares outstanding:

Basic	7,461,296	6,974,492

Diluted	7,802,690	7,792,063

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at December 31, 2009	6,667,183	$1	2,796,721	$4,003	$6,319	$913	$560	$6,173	$17,969
Net income								14,986	14,986
Foreign Currency Translation Adjustment							995	-	995
Conversion of Preferred Stock to Common Stock	699,185	-	(1,747,962)	(2,511)	2,511				-
Warrants converted	3,300				43				43
Issuance of shares to officers	8,000
Balance at December 31, 2010	7,377,668	1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993
Net income								13,928	13,928
Foreign Currency Translation Adjustment							1,616		1,616
Conversion of Preferred Stock to Common Stock	166,362	-	(415,906)	(592)	592				-
Issuance of shares to director / officer	42,711	-			253				253
Balance at December 31, 2011	7,586,741	$1	632,853	$900	$9,718	$913	$3,171	$35,087	$49,790

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$13,928	$14,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,673	71
Loss on disposal of property, plant and equipment	15	-
Stock compensation expense	254	-
Change in fair value of derivative liability	(639)	(2,351)
(Increase) decrease in assets:
Accounts receivable	(13,999)	(12,189)
Trade deposits	1,476	1,846
Inventories	(1,028)	(350)
Prepaid expenses	112	(3,542)
Increase (decrease) in liabilities:
Accounts payable	3,738	586
Accrued expenses and other payables	576	1,555
Income and other tax payables	652	592
Net cash provided by operating activities	6,758	1,204

Cash flows from investing activities:
Purchases of property, plant and equipment	(58)	(9)
Acquisition of a business	(6,684)	-
Leasehold improvement purchases	(2,301)	-
Disposals of property, plant and equipment	1,193	-
Time deposits	3,020	(3,020)
Net cash used in investing activities	(4,830)	(3,029)

Cash flows from financing activities:
Proceeds from debt financing	-	592
Payments of short-term debt	(619)	(740)
Amount due to a director	1,001	2,563
Net provided by in financing activities	382	2,415

Effect of exchange rate changes	402	387
Net increase in cash and cash equivalents	2,712	977
Cash and cash equivalents, beginning of period	12,013	11,036
Cash and cash equivalents, end of period	$14,725	$12,013

Supplemental disclosure of cash flow information:
Interest paid	$8	$67
Income taxes paid	$4,494	$4,110

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Description of business and organization

VLOV, Inc. (the “Company”) was incorporated on October 30, 2006 in the State of Nevada, under the name “Sino Charter, Inc.”  The Company changed its name to “VLOV, Inc.” on March 20, 2009 in connection with the stock exchange transaction described below.

On February 13, 2009, the Company completed a stock exchange transaction with the stockholders of Peng Xiang Peng Fei Investments Limited (“PXPF”), whereby 5,824,000 restricted shares of common stock were issued to the stockholders of PXPF in exchange for 100% of the common stock of PXPF (the “Share Exchange”).  The completion of the Share Exchange resulted in a change of control.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby PXPF is deemed to be the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer).  At the time of the Share Exchange, the Company had no assets or liabilities, and the 581,768 shares of its common stock outstanding immediately prior to the Share Exchange have been accounted for at their par value at the time of the Share Exchange.

The Company is the designer and distributor of “VLOV” brand men’s apparel and related products, which are distributed in the People’s Republic of China (“PRC” or “China”) and owns and operates stores in the Fujian province.  Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd.  (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren.  As the Company’s manufacturing activities were discontinued and outsourced, such related assets, including manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits, were sold to an unrelated third-party during the first quarter of 2011.  Sales were completed, and all proceeds from such sales paid to Yinglin Jinduren during the first quarter of 2011, with the funds being subsequently transferred to China Dong Rong.  As of December 31, 2011, all transfers other than trademarks were completed, and all business operations were carried out by China Dong Rong as of such date.

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008
HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008
China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded
Yinglin Jinduren	● ● ●	A PRC limited liability company Incorporated on January 19, 2002 Registered capital of RMB 10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.	VIE by contractual arrangements (1)
	●	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren.  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of December 31, 2011, Yinglin Jinduren had no operations.

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

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its menswear products.  Revenue from retail sales is recognized at each point of sale.  During the year ended December 31, 2011, such sales were less than 5% of the Company’s total revenue.

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

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect.  The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.  Interest is not normally charged on accounts receivables.  As of December 31, 2011 and December 31, 2010, there were no accounts receivable aged greater than 90 days that had not been collected by March 20, 2012, and management has determined no allowance for uncollectible amounts is necessary.

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

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency.  The accompanying consolidated financial statements of the Company are translated from RMB into U.S. Dollars (“$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on December 31, 2011 and 2010 were US$1.00 to RMB 6.36 and RMB 6.59, respectively.  The average translation rates of $1.00 to RMB 6.46 and RMB 6.76 were applied to the income statement accounts for the years ended December 31, 2011 and 2010, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statements of income and comprehensive income and as a separate component of stockholders equity.

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

There was no indication of impairment to goodwill during the year ended December 31, 2011.

(o)	Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  The foreign currency translation gains for the years ended December 31, 2011 and 2010 were $1,616,000 and $995,000, respectively.  Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2009 through 2011 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the years ended December 31, 2011 and 2010, the Company did not recognize any amount in interest and penalties.

(q)	Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run.  Advertising expense for the years ended December 31, 2011 and 2010 was approximately $5.76 million and $5.70 million, respectively.  Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

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

The Company charges all product design and development costs to expense when incurred and are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income.  Such costs aggregated approximately $2.73 million and $2.23 million for the years ended December 31, 2011 and 2010, respectively.

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

In June 2011, the FASB issued ASU No.  2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments in this update require (i) that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements.  For public entities, the amendments in this ASU are effective for years and interim periods within those years, beginning after December 15, 2011.  The amendments in this update should be applied retrospectively.  Early adoption is permitted.  The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No.  2011-08 - Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing.  The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the provisions in ASU 2011-08 will not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the board of directors time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.  The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)	TIME DEPOSITS

Time deposits (in thousands):

	December 31,	December 31,
	2011	2010
Time deposits	-	3,020

	$-	$3,020

Time deposits represent amounts deposited with Xiamen International Bank and that matured on March 31, 2011.

(3)	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Finished goods	1,880	654

	$1,880	$654

(4)	TRADE DEPOSITS

Trade deposits consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Trade deposits	3,482	4,806

	$3,482	$4,806

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of December 31, 2011 and December 31, 2010, the Company had trade deposits with 16 and 24 manufacturers, respectively.  86.0% of the balance as of December 31, 2011 was made to 7 manufacturers, while 57.3% of the balance as of December 31, 2010 was made to 4 manufacturers.

(5)	BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail distribution network of 13 retail stores for $6,684,000 (RMB 44,100,000) in cash.  The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and can benefit at the same time from the higher margins for retail sales.  The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province.  The Company completed this acquisition on June 30, 2011 and has reported its operations since July 1, 2011.  This acquisition resulted in a new segment, company stores, as further disclosed in Note 18.  Pro forma results of operations that include the acquired business for the twelve months ended December 31, 2011 are not presented because the effects of the acquisition were not material to the Company’s financial results.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price:	6,684

Allocation of the purchase price to assets and liabilities at fair value:
Inventories	151
Prepaid rent	98
Leasehold improvements	469
Property, plant and equipment	17
Net assets acquired at fair value	735
Pre-existing distribution agreement	919
Goodwill	5,030
Total intangible assets acquired	5,949

The pre-existing distribution agreement recognized in conjunction with the acquisition on June 30, 2011, represents the intangible value of the reacquisition of the distribution license that was granted by the Company to its Fujian distributor.  The value assigned to the pre-existing distribution agreement has been fully amortized as of December 31, 2011.

The goodwill recognized in conjunction with the acquisition on June 30, 2011 represents intangible values of the store locations for their future profit potential that do not qualify for separate recognitions, or other factors.

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,	December 31,
	2011	2010
Buildings	$-	$946
Furniture, fixtures and equipment	-	86
Leasehold improvements	2,828
Motor vehicles	56	202
Office equipment	66	34
Plant and machinery	-	214

Total property, plant and equipment	2,948	1,482
Less: accumulated depreciation	(751)	(535)

Property, plant and equipment, net	$2,197	$947

Depreciation expense was $718 and $61 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the Company disposed of its manufacturing equipment that had a net book value of $145 on December 31, 2010 for $154, resulting in a gain of $9.

During the year ended December 31, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013, for $989, resulting in a loss of $24.

(7)	LAND USE RIGHTS

The Company’s land use right is summarized as follows (in thousands):

	December 31,	December 31,
	2011	2010
Land use right	$-	$325
Less: accumulated amortization	-	(64)
Land use right, net	$-	$261

Amortization expense was $10 for the year ended December 31, 2010.

During the year ended December 31, 2011, the Company disposed of its land use right in connection with the sale of its building (See Note 6).

(8)	GOODWILL

Goodwill (see Note 5) consists of the following (in thousands):

	December 31,	December 31,
	2011	2010
Goodwill on stores acquired	$5,219	$-

Goodwill	$5,219	$-

(9)	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	December 31,	December 31,
	2011	2010
Accrued salaries and wages	$79	$36
Accrued expenses	1,686	1,215
Advertising subsidies payables	202	195
	$1,967	$1,446

(10)	RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	December 31,	December 31,
	2011	2010
Mr. Qingqing Wu (1)	$1,144	$45
Mr. Bennet Tchaikovsky (2)	5	68
Ms. Ying (Teresa) Zhang (3)	67	49
	$1,216	$162

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents reimbursable expenses owed.
(3)	Represents cash and share compensation owed.

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

On December 12, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.  Therefore, all common share and per share amount, and exercise prices of common stock, warrants, and options disclosed in the Company’s consolidated financial statements and the footnotes thereto have been retroactively restated to reflect the 1-for-2.5 reverse stock split.

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) at $2.86 per share and to issue warrants to purchase shares of the Company’s common stock (the "Preferred Shares Financing").  At the initial closing on October 27, 2009, the Company issued 1,446,105 Preferred Shares and Warrants to purchase 289,221 shares of common stock for gross proceeds of approximately $4.1 million.  At the final closing on November 17, 2009, the Company issued an additional 1,350,616 Preferred Shares and Warrants to purchase 270,123 shares of common stock for gross proceeds of approximately $3.9 million.  The 1,446,105 Preferred Shares issued on October 27, 2009 and the 1,350,616 Preferred Shares issued on November 17, 2009 are convertible into 578,442 common shares and 540,246 common shares, respectively.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”).  The Preferred Shares are convertible into 0.4 shares of common stock at $7.15 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert when the Company’s common stock is qualified for listing on either the Nasdaq Capital Market or the NYSE Amex Equities.  The Preferred Shares are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Additionally, as long as any Preferred Shares are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend its charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

Each warrant entitles its holder to purchase one share of common stock at an exercise price of $8.575 per share (subject to certain adjustments) for a period of three years.  The Company is also entitled to redeem the warrants for the then applicable exercise price (currently $8.575) if the volume-weighted average price of the common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

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

In connection with the Preferred Shares Financing, the Company agreed to place $150,000 of its gross proceeds and Warrants to purchase up to 120,000 shares of common stock in an escrow account to be expended for investor relations, pursuant to the terms of an escrow agreement.

Gilford Securities, Incorporated acted as the placement agent in connection with the Preferred Shares Financing.

On December 1, 2009, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) with several accredited investors, including some of the Purchasers (the “Common Shares Purchasers”) pursuant to which the Company issued to the Common Shares Purchasers 261,414 shares of common stock at $7.15 per share and warrants to purchase 130,707 shares of Common Stock, for gross proceeds of approximately $1.87 million (the “Common Shares Financing”).  The terms of the warrants issued in connection with the Second Purchase Agreement are identical to the warrants issued in connection with the Purchase Agreement.

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review).  If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods.  The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011.  Accordingly, as of December 31, 2010 and 2011, the Company accrued the full amount of the liquidated damages or $987,000.

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

(Amounts in thousands except share data)

On October 27, November 17 and December 1, 2009, the Company issued 289,221, 270,123 and 130,707 common stock purchase warrants (the “Warrants”) in connection with the Preferred Shares Financing and the Common Shares Financing, respectively.  Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $8.575 per share (subject to certain adjustments) for a period of three years.  The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $8.575) if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants.  In valuing the Warrants at the time they were issued and at December 31, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants.  All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 75%, is based on a review of the volatility of entities considered by management as comparable.  The risk-free rates of return used ranged from 0.10% to 0.11%, based on constant maturity rates published by the U.S.  Federal Reserve, applicable to the remaining life of the Warrants.

At December 31, 2011, the following derivative liabilities related to common stock warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2010	Value - December 31, 2011
October 27, 2009	October 27, 2012	289,221	$8.575	$547	$271

November 17 2009	November 17, 2012	266,824	8.575	512	266

December 1, 2009	December 1, 2012	130,707	8.575	253	136

		686,751		$1,312	$673

During the years ended December 31, 2011 and 2010, the Company recognized gains of $639 and $2,351 from the change in fair value of the warrant liability, respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the years ended December 31, 2011 and 2010:

Warrants (in thousands)
Balance – January 1, 2010	$3,684
Issued	-
Exercised	(21)
Fair value adjustments	(2,351)
Balance- December 31, 2010	$1,312
Issued	-
Exercised	-
Fair value adjustments	(639)
Balance December 31, 2011	$673

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

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 40,000,000 shares of common stock, $0.00001 par value.  The Company had 581,769 common shares outstanding prior to the Share Exchange with PXPF, and, as described in Note 1, issued 5,824,000 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008, and the 581,769 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

On December 1, 2009, the Company sold 261,414 shares of common stock to certain accredited investors.

During the year ended December 31, 2010, 3,300 warrants were exercised and 1,747,962 shares of convertible preferred stock were converted into 3,300 and 699,185 shares of common stock, respectively.

During the year ended December 31, 2011, 415,906 shares of convertible preferred stock were converted into 166,362 shares of common stock.

On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 4,000 shares of restricted common stock in four quarterly installments for her annual service.  The terms of the service agreement was continued on March 10, 2011, with 4,000 shares of restricted common stock to be issued in four quarterly installments accordingly.  The trading value of the Company’s common stock on March 10, 2011 and 2010 was $3.93 and $15.00 for totals of $16 and $60, respectively.  $24 and $49 were recognized as compensation expense for the years ended December 31, 2011 and 2010, respectively.

On April 27, 2010, the Company entered into an agreement to issue 8,000 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 1,425 shares on June 30, 2010, 2,016 shares on September 30, 2010, 2016 shares on December 31, 2010, 1,973 shares on March 31, 2011 and 570 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $12.50 per share for a total value of $100.  $32 and $68 were recognized as compensation expense for the year ended December 31, 2011 and 2010, respectively.

On September 28, 2011, the Company entered into an agreement to issue 7,942 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The trading value of the granted shares on September 28, 2011 was $3.25 for a total value of $26.  $26 was recognized as compensation expense for the year ended December 31, 2011.

On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200,000 of its common stock for each one-year term of the chief financial officer, $100,000 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100,000 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 30,770 shares were granted to WOI for the initial 6-month period of the initial term, calculated based on the closing price of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011, of $3.25.  Such shares shall vest in two installments of 15,385 shares on December 27, 2011 and March 27, 2012.  $52 was recognized as compensation expense for the year ended December 31, 2011.

A summary of the status of the Company’s non-vested shares as of December 31, 2011, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date
Non-vested shares	Shares	Fair Value
Non-vested at January 1, 2010	-	-
Granted	12,000	$13.33
Vested	(8,458)	$(13.33)
Forfeited	-	-
Non-vested at December 31, 2010	3,542	$13.33
Granted	42,711	$3.32
Vested	(29,869)	$4.51
Forfeited	-	-
Non-vested at December 31, 2011	16,384	$3.31

As of December 31, 2011, there was $50 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors.  The total fair value of shares vested during the years ended December 31, 2011 and 2010 were $134 and $117 respectively.

At December 31, 2011, 7,586,741 shares of common stock were issued and outstanding.

(15)	PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively.  Each Preferred Share is convertible into 0.4 shares of common stock, at a conversion price of $7.15 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities.  The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009.  Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends.  During the year ended December 31, 2010, 1,747,962 Preferred Shares were converted, and at December 31, 2010, 1,048,759 Preferred Shares were outstanding, with an aggregate liquidation preference of $2,999.  During the year ended December 31, 2011, 415,906 Preferred Shares were converted and at December 31, 2011, 632,853 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,810.

(16)	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share (in thousands except for share amounts):

(a)	Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the years ended December 31, 2011 and 2010, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1 preferred share-for-0.4 common share basis), and participating preferred shares outstanding during the periods shown.

	Year Ended December 31,
	2011	2010
Income attributable to common shareholders of the Company	13,478	13,414
Income attributable to preferred shareholders of the Company	450	1,572
Net income	$13,928	$14,986
Weighted average number of common shares outstanding	7,461,296	6,974,492

(b)	Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.  The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 in connection with the Preferred Shares Financing, and the Warrants issued in connection with both the Preferred Shares Financing and the Common Shares Financing in December 2009.  The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1 preferred share-for-0.4 common share basis.  Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used.  The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Year Ended December 31,
	2011	2010
Net income	$13,928	$14,986
Weighted average number of common shares outstanding	7,461,296	6,974,492

Adjustment for:
Preferred stock	341,394	817,571
	7,802,690	7,792,063

Warrants were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011 and 2010, as the warrant strike price of $8.575 is greater than the share price $4.75 at December 31, 2011 and the share price of $5.00 at December 31, 2010.

(17)	INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010
PRC enterprise income tax - current	4,455	4,726
	$4,455	$4,726

As of December 31, 2011 and December 31, 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The applicable rate of Hong Kong profits tax for the years ended December 31, 2011 and 2010 was 16.5%.  However, no provision for Hong Kong profits tax has been made for the years ended December 31, 2011 and 2010 as the Company did not carry on any business which generates profits chargeable to Hong Kong profits tax.

Peng Xiang Peng Fei Investments, Inc. (“PXPF”) is a company incorporated in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2011 and 2010.  The Company classifies interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2011 and 2010, there was no interest and penalties related to uncertain tax positions.  The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2009 through 2011 are open to examination by the PRC state and local tax authorities.

The following table reconciles the U.S.  statutory rates to the Company's effective tax rate for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
U.S. statutory rates	34%	34%
Foreign income not recognized in U.S.	(34)%	(34)%
PRC income tax rate	25%	25%
Effective tax rate	25%	25%

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the years ended December 31, 2011 and 2010 respectively (in thousands):

	Year Ended December 31,
	2011	2010
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$4,596	$4,928
Tax effect of non-deductible expenses and other	384	386
Tax expense effect of non-taxable valuation change (Warrant liability)	(525)	(588)
Effective tax expense	$4,455	$4,726

Non-deductible expenses for the years ended December 31, 2011 and 2010 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(18)	SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  On July 1, 2011, the Company began to directly operate 13 store locations after acquiring them from one of its distributors, and the Company subsequently opened seven more locations during the six months ended December 31, 2011.  As of December 31, 2011, the Company’s distributors operated 393 points of sale.  During year ended December 31, 2011, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at Company-operated stores.  The Company's reportable segments represent the two ways that the Company sells its products: directly to consumers (via Company-operated stores), and to its distributors who then sell the products to consumers.  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company-operated stores require different types of management focus and as such are managed separately.

Condensed information with respect to the two reportable business segments for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net sales:
Distributor	85,497	73,834
Company stores	3,329	-
	88,826	73,834

Cost of sales:
Distributor	49,124	43,863
Company stores	940	-
	50,064	43,863

Selling expense:
Distributor	12,726	8,568
Company stores	2,893	-
	15,619	8,568

General and administrative expense:
Distributor	2,628	2,240
Company stores	102	-
	2,730	2,240

Net income (loss)
Distributor	21,020	19,163
Company stores	(607)
Other (a)	(6,485)	(4,177)
	13,928	14,986

(a)
The Company does not allocate its general and administrative expenses from it activities in the United States, or the fair value charges of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	December 31,	December 31,
	2011	2010
Depreciation and amortization:
Corporate	$23	$-
Distributor	-	$71
Company stores	1,640	-
	$1,673	$71

	December 31,	December 31,
	2011	2010
Identifiable long lived assets at December 31, 2011 and 2010 (net of depreciation and amortization):
Corporate	$54	$73
Distributor	-	$1,135
Company stores	7,362	-
	$7,416	$1,208

	December 31,	December 31,
	2011	2010
Capital expenditures (excludes acquisition costs)
Corporate	$58	$9
Distributor	-	$-
Company stores	2,301	-
	$2,359	$9

(19)	STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses.  As of December 31, 2011, the registered capital was RMB 10,000,000 ($1,517,036), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles GAAP.  As of December 31, 2011, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.  The Company plans to start funding the statutory reserves in 2012.

(20)	LEASE COMMITMENTS

Company leases (in thousands):

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $74 and $71 for the years ended December 31, 2011 and 2010, respectively.

Store leases (in thousands):

As of December 31, 2011, the Company operated 20 store locations, including the 13 acquired on June 30, 2011 and seven opened thereafter.  Of the leases for these stores, seven require fixed rent payments.  The remaining 13 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for all 20 store leases amounted to $203 and $0 for the years ended December 31, 2011 and 2010, respectively.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2011, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total Future minimum payments
Year ending December 31,
2012	$54	$353	$407
2013	-	278	278
2014		111	111

	$54	$742	$796

(21)	BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements in effect with 11 distributors at December 31, 2011, and with 12 distributors at December 31, 2010.  The Company had the following concentrations of business with each distributor constituting greater than 10% of the Company’s sales:

	Year Ended December 31,
	2011	2010
Distributors
Distributor A	18.38%	16.29%
Distributor B	11.32%	13.10%
Distributor C	11.19%	* %
Distributor D	10.98%	12.53%

The Company’s concentrations of accounts receivable by distributors constituting greater than 10% of the Company's accounts receivable were as follows:

	December 31,
	2011	2010
Distributors
Distributor A	23.23%	17.45%
Distributor B	15.70%	* %
Distributor C	13.15%	13.54%
Distributor D	10.13%	12.36%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Year Ended December 31,
	2011	2010
Vendors
Vendor A	14.48%	*
Vendor B	10.80%	*

The Company has the following concentrations of business with each creditor constituting greater than 10% of the Company’s accounts payable:

	December 31,
	2011	2010
Creditors
Creditor A	50.69%	*
Creditor C	*	18.87%
Creditor D	*	16.51%
Creditor E	*	13.45%
Creditor F	*	10.71%
Creditor G	*	10.12%
________
* The concentration is less than 10%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(22)	BENEFIT PLAN

Pursuant to relevant PRC regulations, Yinglin Jinduren and China Dong Rong participate in a local municipal government retirement benefits scheme (the “Scheme”), whereby each of them is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme are charged to the consolidated statements of income and comprehensive income as incurred.  Contributions to the Scheme were $64,000 and $88,000 for the years ended December 31, 2011 and 2010, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, and have concluded that as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective due to the following material weakness:

Accounting and Finance Personnel Weaknesses -During 2011, we retained the services of our Chief Financial Officer who is a Certified Public Accountant on a full time basis and throughout the year hired additional outside consultants to assist us with our acquisition of our Fujian distributor. However, the current on-site accounting staff remains relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.  In reaching such conclusion, the following factors were considered:

(a)	How appropriately we complied with U.S. GAAP in accounting for transactions; and

(b)	How accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the 2012 fiscal year, we intend to take the following remediation measures:

(1)	Recruit sufficient on-site qualified accounting personnel;

(2)
Continue to involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and

(3)	Improve the interaction among our management, audit committee, and other external advisors.

The effectiveness of these remediation efforts will not be known until the Company performs a test of these controls in connection with management’s tests of internal controls over financial reporting that the Company will undertake as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Qingqing Wu	40	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	February 23, 2009
Bennet P. Tchaikovsky	42	Chief Financial Officer	April 27, 2010
Jianwei Shen	55	Director	March 7, 2009
Yuzhen Wu	33	Director	March 7, 2009
Ying Zhang	34	Director	March 10, 2010
Jianhui Wang	41	Director	June 1, 2010

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

Bennet P. Tchaikovsky has been our Chief Financial Officer since April 2010 and has done so on a full time basis since September 28, 2011. Since August 2011, Mr. Tchaikovsky has served as a director for China Jo-Jo Drugstores, Inc. (“China Jo-Jo”).  China Jo-Jo is a U.S. public company (NASDAQ: CJJD) operating a chain of pharmacies in China. Mr. Tchaikovsky served as the part- time Chief Financial Officer of China Jo-Jo from September 2009 through August 1, 2011.  From May 2008 to April 16, 2010, Mr. Tchaikovsky served as the chief financial officer of Skystar Bio-Pharmaceutical Company (“Skystar”) which he performed on a part-time basis.  Skystar is a U.S. public company (NASDAQ: SKBI) that manufactures and distributes veterinary medicines and related products in China, and Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations.  From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group (“Ever-Glory”), and served on the audit committee as chairman and on the compensation committee as a member.  Ever-Glory is a U.S. public company (AMEX: EVK) and apparel manufacturer based in China.  From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc. (“Sino Clean”), and served on the audit committee as chairman and on both the compensation and nominating committees as members.  Sino Clean is a U.S. public company (NASDAQ: SCEI) and manufactures a coal fuel substitute in China.  From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. (“ICT”), a U.S. public company and developer of “one-time-password” security solutions.  In such role, Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations.  Mr. Tchaikovsky acted as a consultant to ICT from November 2007 until July 2008.  None of the foregoing companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

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

Ying (Teresa) Zhang presently serves as an independent consultant. Ms. Zhang from January 12, 2010 through December 28, 2010 served as the chief financial officer and a director of Cleantech Solutions International, Inc. (formerly China Wind Systems, Inc. collectively “Cleantech”), a U.S. public company (NASDAQ: CLNT) that manufactures wind power equipment in China.  Ms. Zhang was chosen to serve as a member of the board of directors because of her experience with Cleantech, as well as her extensive prior work experience and educational background in the accounting field.  Ms. Zhang was previously an auditing manager at GC Alliance HK CPA in Beijing from July 2005 until January 2010, where she provided auditing services to China-based companies.  From January 2003 through June 2005, Ms. Zhang served as a liaison officer for the Australian-Chinese Friendship Business Association, a trade organization, and from July 2000 to September 2002 she was an auditor at Ernst & Young in Beijing.  None of these companies that Ms. Zhang worked with is related to or affiliated with us. Ms. Zhang is a certified practicing accountant in Australia.  She received a bachelor’s degree in international accounting from Renmin University in China in 1996 and a master’s degree in accounting from Macquarie University in Australia in 2005.  Her accounting background and her experiences working with China-based companies both from the inside and as an outside auditor are valuable resources for us in structuring and managing our own internal control and financial reporting measures.

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

During 2011, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	0	1
Audit committee	0	0
Compensation committee	0	1
Nominating committee	0	0

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

Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, to the best of our knowledge, we believe that for the fiscal year ended December 31, 2011, our directors, executive officers and persons who owned more than 10% of a registered class of the Company's equity securities complied with Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer.  A copy of the code of ethics is attached as Exhibit 14.1 to our annual report on Form 10-K filed with the SEC on March 7, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011 and 2010 by our principal executive officer and each of our other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Qingqing Wu,	2011	14,062	0	0	0	0	0	0	$14,062
President, CEO,
COO and Secretary (1)	2010	12,278	0	0	0	0	0	0	$12,278

Bennet P. Tchaikovsky,	2011	75,000	-	104,965	-	-	-	-	$179,965
CFO (2)
	2010	47,753	-	68,220	-	-	-	-	$115,973
_____________
(1)
Mr. Wu became our president, CEO, Chief Operating Officer and Secretary on February 23, 2009, in connection with our acquisition of PXPF (further described above under the heading “History and Corporate Structure”).  For 2010, all of Mr. Wu’s compensation was paid by Yinglin Jinduren, and is based on interbank exchange rate of RMB 1 to $0.1503.  For 2011, Mr. Wu’s compensation is based on interbank exchange rate of RMB 1 to $6.46.

(2)	Mr. Tchaikovsky became the Company’s Chief Financial Officer on April 27, 2010.

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

Loanout Agreement for the Services of Bennet P. Tchaikovsky

On September 28, 2011, we entered into a Loanout Agreement with Worldwide Officers, Inc., a California corporation, pursuant to which we have continued to retain the services of Mr. .Tchaikovsky to serve as our Chief Financial Officer for a term of one year.  Under the terms of the Loanout Agreement, Mr. Tchaikovsky will perform his duties from the United States and on a full-time basis, for an annual fee of $90,000.  Additionally, Mr. Tchaikovsky will have the right to receive $200,000 of our restricted common stock, $100,000 of which will be calculated based on the closing price of the common stock on the first day of his service term, and the other $100,000 will be calculated based on the closing price on the first day immediately after the initial 6-month period of the service term.  For Mr. Tchaikovsky’s services from April 27, 2011 to September 27, 2011, compensated WOI with $29,534 in cash and a restricted stock award of 7,942 shares of our common stock, which vested in full on September 28, 2011. Pursuant to the loanout agreement, on September 28, 2011, WOI received 30,711 shares that vested in full on March 27, 2012 and will receive 25,446 shares that will vest in full on September 27, 2012.

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

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2011, except for Mr. Qingqing Wu whose compensation is shown in the summary compensation table above:

	Fees ($)	Stock Awards ($)	Option Awards ($) (1)	No-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jianwei Shen	22,000	-		-	-	-	22,000
Yuzhen Wu	-	-		-	-	-	-
Ying Zhang	30,000	15,700	-	-	-	-	45.700
Jianhui Wang	16,000	-		-	-	-	16,000

Agreements with Directors

We entered into a written agreement with Ms. Ying Zhang dated March 10, 2010, pursuant to which she will, in addition to her duties as a director, serve on the audit committee as chairperson and be designated as the audit committee financial expert, serve on the compensation committee as a member, and serve on the nominating committee as chairperson.  For her services, Ms. Zhang will receive annual compensation of $30,000 in cash and 4,000 restricted shares of our common stock, payable in four quarterly installments of $7,500 and 1,000 shares each beginning with the quarter ending June 30, 2010.  Additionally, we are obligated to obtain a directors and officers insurance policy, and to include Ms. Zhang as an insured under such policy.  For the period of service that began on March 10, 2011, the estimated amount of expense related to the restricted shares using a $3.925 share price is $15,700 that will be recognized during the period of service.  We used the share price on the date of grant to value the shares as the number of shares to be issued was fixed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2012, for each of the following persons:

●	each of our directors and each of the named executive officers in the “Management—Executive Compensation” section of this Report;

●	all directors and named executive officers as a group; and

●	each person who is known by us to own beneficially 5% or more of our common stock after the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 11F, No. 157 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian Province, People’s Republic of China.  The percentage of class beneficially owned set forth below is based on 7,589,868 shares of common stock outstanding on March 16, 2012.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares of Common Stock Beneficially Owned (1)(2)
Qingqing Wu, Chairman of the Board, President, and Chief Executive Officer (3)	3,838,599	50.6%
Bennet P. Tchaikovsky, Chief Financial Officer (4)	46,712	*	%
Jianwei Shen, Director	-	*	%
Yuzhen Wu, Director	-	*	%
Ying Zhang, Director (5)	8,000	*	%
Jianhui Wang	-	*	%
All Executive Officers and Directors as a Group (6 persons)	3,893,311	51.3%
5% Stockholders:
Bestgrain Limited (6)	3,838,599	50.6%
________
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

(5)
Ying Zhang’s address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi, Jiangsu Province, China 214181. Includes 4,000 shares to which Ms. Zhang has the right to acquire within 60 days of March 31, 2012.

(6)	The address of Bestgrain Limited is 18A Man Hing Commercial Building, 79-83 Queen’s Road Central, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below are our related party transactions since January 1, 2010:

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our History and Corporate Structure” above, we control Yinglin Jinduren through contractual arrangements between HK Dong Rong, our wholly-owned subsidiary, and Yinglin Jinduren.  As described below, some of our officers and directors are also management members of HK Dong Rong and Yinglin Jinduren:

Mr. Qingqing Wu, our Chairman and CEO, is the Director of PXPF, with which we entered into the Share Exchange.  He is also the sole shareholder and Director of Bestgrain Limited, which owned approximately 50.6% of our common stock issued and outstanding as of March 16, 2012.

Mr. Wu is also a Director of HK Dong Rong, which is wholly owned by PXPF.

Mr. Wu is also a Director of Yinglin Jinduren, which we control by contractual arrangements, as is his brother Mr. Zhifan Wu.  Mr. Qingqing Wu and Mr. Zhifan Wu hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.  Because Mr. Qingqing Wu also owns a majority of our issued and outstanding common stock, we believe that our interests are aligned with those of Yinglin Jinduren and its owners.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership,” and “Management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Mr. Wu is also the Executive Director of China Dong Rong, which is wholly owned by HK Dong Rong and which currently carries out all of our business operations.

Other Related Transactions

	December 31,
	2011	2010
Amount due to a director/officer:
Mr. Qingqing Wu (1)	$1,144,000	$45,000
Mr. Bennet P. Tchaikovsky (2)	5,000	14,030
Ms. Ying (Teresa) Zhang (3)	67,000	30,000
Total	$1,216,000	$89,030

(1)	The amount due to the director is money he advanced to us for our general expenses, and was unsecured, interest free and repayable on demand.
(2)	The amount due to our officer is for reimbursable expenses.
(3)	The amount due to the director is for cash compensation and stock compensation.

Mr. Qingqing Wu currently has four trademarks registered in his name that were intended to be transferred to Yinglin Jinduren for no consideration prior to the closing of the Share Exchange.  As such transfers could not be timely effected, Mr. Wu entered into trademark license contracts with Yinglin Jinduren on February 12, 2009, pursuant to which he perpetually granted Yinglin Jinduren the rights to use these trademarks for no consideration.  Mr. Wu is also in the process of transferring the trademarks to us for no consideration as originally intended, although such transfers have not been completed.  To date, we have not utilized these trademarks, and the Company considers the value of these trademarks to be de minimis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current principal independent auditor is Crowe Horwath LLP (“Crowe”), whom we engaged on April 9, 2009. The following table shows the fees that were billed for audit and other services provided by Crowe in relation to our 2011 and 2010 fiscal years:

	For the Fiscal Years ended December 31,
	2011	2010
Audit Fees (1)	$354,000	$254,000
Audit-related Fees (2)	17,000	40,500
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$371,000	$294,500
___________
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

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors for fiscal 2011 and 2010.  Going forward, our audit committee will approve the engagement of our independent auditors and will also pre-approve all audit and non-audit expenses.

ITEM 15. EXHIBITS

(1) Financial Statements

The following consolidated financial statements of VLOV are included in Part II, Item 8 of this report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (10)
3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)
3.4	Certificate of Correction filed on March 6, 2009 (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)
3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada on November 16, 2011, and effective December 9, 2011 (19)
3.7	Bylaws (2)
3.8	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)
4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (6)
4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (16)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Share Purchase Binding Letter of Intent with ARC China, Inc. dated September 29, 2009 (5)
10.7	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)
10.8	Form of Escrow Agreement for the Preferred Shares Financing (4)
10.9	Form of Securities Purchase Agreement for the Common Shares Financing (6)
10.10	Supplemental Agreement dated February 18, 2009 (8)
10.11	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (11)
10.12	Bridge Loan and Financing Agreement dated June 11, 2008 (15)
10.13	Form of Securities Purchase Agreement dated February 13, 2009 (12)
10.14	Form of Securities Purchase Agreement dated February 12, 2009 (12)
10.15	Loanout Agreement with Worldwide Officers, Inc. dated September 28, 2011 (18)
10.16	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.17	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.18	Director Offer Letter with Jianhui Wang dated June 1, 2010 (14)
10.19	Acquisition of Distributorship Agreement between China Dong Rong and Xiamen Lianyu Commerce Co., Ltd. dated May 26, 2011 (20)
14.1	Code of Ethics (7)

21.1	List of Subsidiaries (12)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Land Use Rights and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (17)
99.2	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (17)
99.3	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (17)
99.4	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (17)
101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Scheme Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **
______________
*	Filed herewith.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.

(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on October 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(8)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(11)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(13)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.

(16)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(17)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(18)	Filed on September 28, 2011, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(19)	Filed on December 12, 2011, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(20)	Filed on August 22, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV, INC.
(Registrant)

By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer	April 12, 2012
Qingqing Wu

/s/ Bennet P. Tchaikovsky	Chief Financial Officer	April 12, 2012
Bennet P. Tchaikovsky

/s/ Jianwei Shen	Director	April 12, 2012
Jianwei Shen

/s/ Yuzhen Wu	Director	April 12, 2012
Yuzhen Wu

/s/ Jianhui Wang	Director	April 12, 2012
Jianhui Wang

/s/ Ying Zhang	Director	April 12, 2012
Ying Zhang