Form 10-Q
period 2012-03-31
VLOV INC.
filed 2012-05-15
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________ to _____________________

Commission File Number:	000-53155

VLOV INC.
(Exact name of issuer as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11/F, No. 157 Taidong Road Xiamen Guanyin Shan International Business Center Siming District, Xiamen City, Fujian Province People’s Republic of China	361008
(Address of principal executive offices and zip code)	(Zip Code)

+86-592-2345999
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

As of May 3, 2012, the registrant had 7,645,991 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this quarterly report on Form 10-Q (“Form 10-Q”), other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

OTHER PERTINENT INFORMATION

All share and per share information in this report gives effect to the 1-for-2.5 reverse split of our common stock which was effective on December 12, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VLOV, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$26,024	$14,725
Accounts and other receivables	17,868	36,233
Trade deposits	6,996	3,482
Inventories	1,949	1,880
Prepaid expenses	77	85
Total current assets	52,914	56,405
Property, plant and equipment, net	2,005	2,197
Goodwill	5,253	5,219
TOTAL ASSETS	$60,172	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,514	$7,173
Accrued expenses and other payables	1,720	1,967
Amount due to a director/officers	166	1,216
Derivative liability - common stock warrants	356	673
Income and other taxes payable	2,727	3,002
Total current liabilities	7,483	14,031

Stockholders’ Equity:
Common stock, $0.00001 par value, 40,000,000 shares authorized, 7,592,535 and 7,586,741 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 618,369 and 632,853 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively (liquidation preference $1,768,535 and $1,809,960)	869	900
Additional paid-in capital	9,802	9,718
Statutory reserve	913	913
Retained earnings	37,578	35,087
Accumulated other comprehensive income	3,526	3,171
Total stockholders' equity	52,689	49,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,172	$63,821

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$15,164	$21,172
Cost of sales	7,387	11,856
Gross profit	7,777	9,316

Operating expenses:
Selling expenses	2,432	2,219
General and administrative expenses	998	1,341
	3,430	3,560

Income from operations	4,347	5,756

Other income (expenses):
Change in fair value of derivative liability	318	222
Interest income	17	34
Interest expense	-	(7)
	335	249

Income before provision for income taxes	4,682	6,005
Provision for income taxes	2,191	1,549

Net income	2,491	4,456

Other comprehensive income:
Foreign currency translation adjustment	355	204

Comprehensive income	$2,846	$4,660

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	2,412	4,242
Net income attributable to preferred shareholders	79	214
Net income	$2,491	$4,456

Basic earnings per share- common	$0.32	$0.57

Diluted earnings per share	$0.32	$0.57

Weighted average number of common shares outstanding:
Basic	7,588,250	7,411,792
Diluted	7,839,883	7,797,348

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2012	7,586,741	$1	632,853	$900	$9,718	$913	$3,171	$35,087	$49,790

Net income								2,491	2,491
Issuance of shares to officers/directors					53				53
Foreign currency translation adjustment							355		355
Conversion of Preferred Stock to Common Stock	5,794		(14,484)	(31)	31				-

Balance at March 31, 2012	7,592,535	$1	618,369	$869	$9,802	$913	$3,526	$37,578	$52,689

See accompanying notes to consolidated financial statements

VLOV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,491	$4,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	17
Stock compensation expense	53	25
Loss on disposal of property, plant and equipment	-	15
Change in fair value of derivative liability	(318)	(222)
(Increase) decrease in assets:
Accounts and other receivables	18,626	9,314
Trade deposits	(3,495)	(1,139)
Inventories	(57)	429
Prepaid expenses	9	110
Increase (decrease) in liabilities:
Accounts payable	(4,712)	(1,405)
Accrued expenses and other payables	(218)	(2,731)
Income and other taxes payable	(296)	(396)

Net cash provided by operating activities	$12,290	$8,473

Cash flows from investing activities:
Proceeds from the sale of property, plant and equipment	-	1,143
Time deposits	-	3,020
Net cash provided by investing activities	$-	$4,163

Cash flows from financing activities:
Amount due to/from a director	(1,076)	560
Payments of short-term debt	-	(608)
Net cash used in financing activities	(1,076)	(48)
Effect of exchange rate changes	85	99
Net increase in cash and cash equivalents	11,299	12,687
Cash and cash equivalents, beginning of period	14,725	12,013
Cash and cash equivalents, end of period	$26,024	$24,700

Supplemental disclosure of cash flow information:
Interest paid	$-	$7
Income taxes paid	$1,800	$1,765

See accompanying notes to consolidated financial statements

VLOV, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Company is the designer and distributor of “VLOV” brand men’s apparel and related products, which are distributed in the People’s Republic of China (“PRC” or “China”), and owns and operates stores in Fujian Province.  Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd.  (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren.  As the Company’s manufacturing activities were discontinued and outsourced, such related assets, including manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits, were sold to an unrelated third-party during the first quarter of 2011.  Sales were completed, and all proceeds from such sales paid to Yinglin Jinduren during the first quarter of 2011, with the funds being subsequently transferred to China Dong Rong.  As of March 31, 2012, all transfers were completed, and all business operations were carried out by China Dong Rong as of such date.

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008
HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008
China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded
Yinglin Jinduren	● ● ●	A PRC limited liability company Incorporated on January 19, 2002 Registered capital of RMB10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.	VIE by contractual arrangements (1)
	●	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

Once Yinglin Jinduren's annual filing for 2011 is filed with, and receives no comment from, the State Administration for Industry and Commerce, the Company intends to exit from the contractual arrangements with, and to dissolve, Yinglin Jinduren.  Until then, however, the Company will operate its business through China Dong Rong (as it currently does) while continuing to control Yinglin Jinduren through the contractual arrangements.

(b)           Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren.  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of March 31, 2012, Yinglin Jinduren has no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of March 31, 2012 and December 31, 2011, the consolidated statements of operations and comprehensive income for the three months ended March  31, 2012 and 2011, and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its products.  Revenue from retail sales is recognized at each point of sale.  During the three months ended March 31, 2012, such sales accounted for 6.9% of the Company’s total revenue.

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

(f)           Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect.  The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.   Interest is not normally charged on accounts receivable.  As of March 31, 2012 and December 31, 2011, there were no accounts receivable aged greater than 90 days that had not been collected by May 1, 2012, and management has determined that no allowance for uncollectible amounts is necessary.

(g)           Trade deposits

The Company places trade deposits with new third-party manufacturers in order to secure its ability to order production.  The trade deposits are recorded at the amount paid to the manufacturers.  Trade deposits are applied against the manufacturers’ invoices for inventory purchases.  Inventory is recorded when received or when title transfers to the Company.

(h)          Inventories

Inventories are stated at the lower of cost or market value, determined by the weighted average method.  For the Company-operated retail stores, the Company performs physical inventory counts on a monthly basis to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued.  The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts.  To date, such amounts have not been material to the consolidated financial statements.

(i)          Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.  Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Motor vehicles	5 years
Office equipment	3 to 5 years
Leasehold improvements	1 to 4 years (amortized over the shorter of their economic lives or the remaining lease terms)

(j)          Long-lived assets

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

(k)           Goodwill

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this pronouncement as of the first quarter of 2012. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

There was no indication of impairment to goodwill during the three months ended March 31, 2012.

(l)           Foreign currency translation

The Company has the PRC’s currency, Renminbi (“RMB”), as its functional currency.  The accompanying unaudited consolidated financial statements are translated from RMB into U.S. Dollars (“US$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on March 31, 2012 and December 31, 2011 were US$1.00 to RMB6.31 and RMB6.36, respectively.  The average translation rates of US$1.00 to RMB6.31 and RMB6.58 were applied to the income statement accounts for the three months ended March 31, 2012 and 2011, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statement of income and comprehensive income and as a separate component of stockholders' equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  Since then, the PBOC administers and regulates the exchange rate of US$ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(m)         Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  The foreign currency translation gains for the three months ended March 31, 2012 and 2011 were $355,000 and $204,000 respectively.  Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2009 through 2011 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three months ended March 31, 2012 and 2011, the Company did not recognize any amount in interest and penalties.

(o)         Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run.  Advertising expense for the three months ended March 31, 2012 and 2011 was approximately $1.54 million and $1.41 million, respectively.

(p)          Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling expense. Shipping and handling costs for the three months ended March 31, 2012 and 2011 were insignificant.

(q)          Research and development costs

The Company charges all product design and development costs to expense when incurred, and such costs are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income.  Such costs were approximately $0.59 million and $0.63 million for the three months ended March 31, 2012 and 2011, respectively.

(r)           Operating leases

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

(v)          Recent accounting pronouncements

In May 2011, the FASB issued ASU No.  2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in U.S. GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual reports beginning after December 15, 2011.  The adoption of the provisions in ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No.  2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments in this update require (i) that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements.  For public entities, the amendments in this ASU are effective for years and interim periods within those years, beginning after December 15, 2011.  The amendments in this update should be applied retrospectively.  Early adoption is permitted.  The adoption of the provisions in ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No.  2011-08 - Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing.  The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the provisions in ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The amendments will be temporary to allow the board of directors time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.  The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)          INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Finished goods	$1,949	$1,880

	$1,949	$1,880

(3)          TRADE DEPOSITS

Trade deposits (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Trade deposits	$6,996	$3,482

	$6,996	$3,482

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of March 31, 2012 and December 31, 2011, the Company had trade deposits with 7 and 16 manufacturers, respectively. 91.0% of the balance as of March 31, 2012 was made to the top 5 manufacturers, while 86.0% of the balance as of December 31, 2011 was made to the top 7 manufacturers.

(4)          BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail distribution network of 13 retail stores for $6,684,000 (RMB 44,100,000) in cash.  The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and can benefit at the same time from the higher margins for retail sales.   The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province.  The Company completed this acquisition on June 30, 2011 and has reported its operations since July 1, 2011.   This acquisition resulted in a new segment, company stores, as further disclosed in Note 15.   Pro forma results of operations that include the acquired business for the three months ended March 31, 2012 are not presented because the effects of the acquisition were not material to the Company’s financial results.

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

The goodwill recognized in conjunction with the acquisition on June 30, 2011, represents intangible values of the acquired store locations for their future profit potential that do not qualify for separate recognition, or other factors.

(5)          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Leasehold improvements	$2,845	$2,826
Motor vehicles	56	56
Office equipment	67	66

Total property, plant and equipment	2,968	2,948
Less: accumulated depreciation	(963)	(751)

Property, plant and equipment, net	$2,005	$2,197

Depreciation expense was $207 and $17 for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2011, the Company disposed of its manufacturing equipment that had a net book value of $145 on December 31, 2010, for $154, resulting in a gain of $9.

During the three months ended March 31, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013 on December 31, 2010, for $989, resulting in a loss of $24.

(6)          GOODWILL

Goodwill (see Note 4) consists of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Beginning of period	$5,219	$-
Goodwill on stores acquired	-	5,030
Exchange realignment	34	189

End of period	$5,253	$5,219

(7)          ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued salaries and wages	$73	$79
Accrued liquidated damages (Note 9)	987	987
Accrued expenses	457	699
Advertising subsidies payable	203	202
	$1,720	$1,967

(8)          RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Mr. Qingqing Wu (1)	$64	$1,144
Mr. Bennet Tchaikovsky (2)	28	5
Ms. Ying (Teresa) Zhang (3)	74	67
	$166	$1,216

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents compensation and reimbursable expenses owed.
(3)	Represents cash compensation owed.

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

The conversion price of the Preferred Shares and the exercise price of the warrants are subject to anti-dilution adjustments in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price (other than shares issued to the Company’s officers, directors, employees or consultants pursuant to any stock or option plan duly adopted by a majority of the Company’s non-employee directors, or issued upon the conversion or exercise of any securities outstanding as of the closing date of the Preferred Shares Financing, or for acquisitions or strategic transactions approved by a majority of the Company’s directors).  The conversion and exercise prices are also subject to customary adjustments for stock dividends, stock splits, reverse stock splits or other similar transactions.

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

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review).  If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods.  The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011.  Accordingly, as of March 31, 2012 and December 31, 2011, the Company accrued the full amount of the liquidated damages or $987,000.

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

(10)        DERIVATIVE FINANCIAL INSTRUMENTS

On October 27, November 17 and December 1, 2009, the Company issued 289,221, 270,123 and 130,707 common stock purchase warrants (the “Warrants”) in connection with the Preferred Shares Financing and the Common Shares Financing, respectively.  Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $8.575 per share (subject to certain adjustments) for a period of three years.  The Company is entitled to redeem the Warrants for the then applicable exercise price (currently $8.575) if the volume-weighted average price of its common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

The Company uses a binomial option pricing model to value these Warrants.  In valuing the Warrants at the time they were issued and at March 31, 2012 and December 31, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants.  All Warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 77% and 75% at March 31, 2012 and December 31, 2011, respectively, is based on a review of the volatility of entities considered by management as comparable.  The risk-free rates of return used of 0.16% at March 31, 2012 and 0.10% to 0.11% at December 31, 2011 are based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants. Dividend is estimated at 0% at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, the following derivative liabilities related to common stock warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2011	Value - March 31, 2012
					(unaudited)
October 27, 2009	October 27, 2012	289,221	$8.575	$271	$138

November 17 2009	November 17, 2012	266,824	8.575	266	143

December 1, 2009	December 1, 2012	130,707	8.575	136	75

		686,751		$673	$356

During the three months ended March 31, 2012 and 2011, the Company recognized gains of $318 and $222, respectively from the change in fair value of the warrant liability.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the quarters ended March 31, 2012 and 2011 (in thousands):

Warrants

Balance – January 1, 2011	$1,312
Issued	-
Exercised	-
Fair value adjustments	(222)
Balance- March 31, 2011	1,090
Issued	-
Exercised	-
Fair value adjustments	(417)
Balance- December 31, 2011	673
Issued	-
Exercised	-
Fair value adjustments	(318)
Balance March 31, 2012	356

Estimating the fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, valuation techniques are sensitive to changes in the trading market price of our common stock, which may exhibit significant volatility.  Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

(11)       COMMON STOCK

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

During the year ended December 31, 2010, 3,300 warrants were exercised for, and 1,747,962 shares of convertible preferred stock were converted into, 3,300 and 699,185 shares of common stock, respectively.

During the year ended December 31, 2011, 415,906 shares of convertible preferred stock were converted into, 166,362 shares of common stock.

On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 4,000 shares of restricted common stock in four quarterly installments for her annual service.  The terms of the service agreement was continued on March 10, 2011 and 2012, with 4,000 shares of restricted common stock to be issued in four quarterly installments accordingly.  The trading value of the Company’s common stock on March 10, 2012 and 2011 was $3.97 and $3.93, respectively, and the total to be recognized for each these issuances over the year of service is $16 and $16, respectively.  $4 and $11 were recognized as compensation expense for the three months ended March 31, 2012 and 2011, respectively.

On April 27, 2010, the Company entered into an agreement to issue 8,000 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 1,425 shares on June 30, 2010, 2,016 shares on September 30, 2010, 2,016 shares on December 31, 2010, 1,973 shares on March 31, 2011 and 570 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $12.50 per share for a total value of $100.  $0 and $25 were recognized as compensation expense for the three months ended March 31, 2012 and 2011, respectively.

On September 28, 2011, the Company entered into an agreement to issue 7,942 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The trading value of the granted shares on September 28, 2011 was $3.25 for a total value of $26.  $26 was recognized as compensation expense for the year ended December 31, 2011.  $0 was recognized as compensation expense for the three months ended March 31, 2012.

On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200,000 of its common stock for each one-year term of the chief financial officer, $100,000 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100,000 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 30,770 shares were granted to WOI for the initial 6-month period of the initial term, and 25,446 shares for the subsequent 6-month term, calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011 of $3.25, and on March 28, 2012 of $3.93, respectively.  The first issuance vested in two installments of 15,385 shares each on December 27, 2011 and March 27, 2012.  The second issuance will vest in two installments of 12,723 shares each on June 27 and September 27, 2012.  $50 and $0 were recognized as compensation expense for the three months ended March 31, 2012 and 2011, respectively.

A summary of the status of the Company’s non-vested shares as of March 31, 20112 and changes during the year ended December 31, 2011, is presented below:

Non-vested shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2011	3,542	$5.33
Granted
Vested	(2,973)	$5.33
Forfeited	-	-
Non-vested at March 31, 2011	569	$2.40
Granted	42,711	$3.32
Vested	(26,896)	$4.41
Forfeited	-	-
Non-vested at December 31, 2011	16,384	$3.31
Granted (note)	29,446	3.94
Vested	(17,167)	$3.34
Forfeited	-	-
Non-vested at March 31, 2012	28,663	$3.94

Note:  These shares have been granted but remain unissued as of March 31, 2012.

As of March 31, 2012, there was $113 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors.  This cost is expected to be recognized by March 9, 2013.  The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $54 and $25, respectively.

On December 12, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.  All common share and per share amount, and exercise prices of common stock warrants and options disclosed in the Company’s consolidated unaudited financial statements and the footnotes thereto have been retroactively restated to reflect the 1-for-2.5 reverse stock split.

At March 31, 2012, 7,592,535 shares of common stock were issued and outstanding.

(12)       PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively.  Each Preferred Share is convertible into 0.4 shares of common stock, at a conversion price of $7.15 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities.  The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009.  Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends.  Up to December 31, 2011, a total of 2,163,868 Preferred Shares were converted and at December 31, 2011, 632,853 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,810. During the three months ended March 31, 2012, 14,484 Preferred Shares were converted into 5,794 shares of common stock, and at March 31, 2012, 618,369 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,769.

(13)       EARNINGS PER SHARE

The following amounts are in thousands except for share data (shares and earnings per share):

 (a)           Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three months ended March 31, 2012 and 2011, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-0.4 common share basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended March 31,
	2012	2011
Income attributable to common shareholders of the Company	$2,412	$4,242
Income attributable to preferred shareholders of the Company	79	214
Net income	2,491	4,456
Weighted average number of common shares outstanding	7,588,250	7,411,792

(b)           Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.  The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 in connection with the Preferred Shares Financing, and the Warrants issued in connection with both the Preferred Shares Financing and the Common Shares Financing in December 2009.  The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-0.4 basis.  Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used.  The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Three Months Ended March 31,
	2012	2011
Net income	$2,491	$4,456
Weighted average number of common shares outstanding	7,588,250	7,411,792

Adjustment for:
Preferred stock	251,632	385,556
	7,839,883	7,797,348

 For the three months ended March 31, 2012 and 2011, 686,751 common stock purchase warrants are excluded from the calculation of diluted earnings per share as the strike price of $8.575 is greater than the share price of $3.75 as of March 31, 2012 and $4.50 as of March 31, 2011.

(14)       INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
PRC enterprise income tax - current	$2,191	$1,549

As of March 31, 2012 and December 31, 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The applicable rate of Hong Kong profits tax for 2012 and 2011 is 16.5%.  However, no provision for Hong Kong profits tax has been made as the Company does not carry on any business which generates profits chargeable to Hong Kong profits tax.

PXPF is a company incorporated in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

The Company’s subsidiary and VIE in China are subject to a statutory income tax rate of 25% in the PRC.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of March 31, 2012.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three months ended March 31, 2011 and 2010 respectively (in thousands):

	For Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$1,171	$1,501
Tax adjustment for prior year	1,056	-
Tax effect of non-deductible expenses	44	104
Other	(80)	(56)
Effective tax expense	$2,191	$1,549

The tax adjustment for the prior year represents a change in management's estimate of the prior year income tax provision. Certain expenses that the Company believed were deductible were deemed non-deductible by the tax bureau subsequent to the Company's filing of its annual report on Form 10-K on April 12, 2012. Therefore a provision was made for the additional income tax during the current quarter. Non-deductible expenses for the three months ended March 31, 2012 and 2011 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(15)       SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company began to directly operate retail stores on July 1, 2011, and operated 20 stores as of March 31, 2012.  As of March 31, 2012, the Company’s distributors operated 393 points of sale.  During the three months ended March 31, 2012, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at Company-operated stores.  The Company's reportable segments represent the two ways that the Company sells its products: directly to consumers (via Company-operated stores), and to its distributors who then sell the products to consumers.  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company-operated stores require different types of management focus and as such are managed separately.

Condensed information with respect to the two reportable business segments for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Net sales:
Distributor	$14,111	$21,172
Company stores	1,053	-
	$15,164	$21,172

Cost of sales:
Distributor	$7,003	$11,856
Company stores	384	-
	$7,387	$11,856

Selling expense:
Distributor	$1,859	$2,219
Company stores	573	-
	$2,432	$2,219

General and administrative expense:
Distributor	$549	$630
Company stores	393	-
	$942	$630

Income (loss) before provision for income taxes
Distributor	$4,700	$6,467
Company stores	(297)	-
Other (a)	279	(462)
	$4,682	$6,005

(a)
The Company does not allocate its general and administrative expenses from its activities in the United States, or the fair value changes of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	March 31, 2012	December 31, 2011
	(unaudited)
Identifiable long lived assets at March 31, 2012 and December 31, 2011 (net of depreciation and amortization):
Corporate	$50	$54
Distributor	-	-
Company stores	7,208	7,362
	$7,258	$7,416

(16)       STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses.  As of December 31, 2011, the registered capital was RMB 10,000,000 ($1,237,000), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reach 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  As of December 31, 2011 and March 31, 2012, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.  The Company plans to start funding the statutory reserves by the end of 2012.

 (17)      LEASE COMMITMENTS

Company leases: (in thousands)

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $29 and $11 for the three months ended March 31, 2012 and 2011, respectively.

Store leases: (in thousands)

As of March 31, 2012, the Company operated 20 store locations, including the 13 acquired on June 30, 2011 and seven opened thereafter.  Of the leases for these stores, eight require fixed rent payments.  The remaining 12 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for these fixed-rent leases amounted to $109 and $0 for the three months ended March 31, 2012 and 2011, respectively. Rent expense of $152 and $0 for the three months ended March 31, 2012 and 2011, respectively, were based on store revenues.

Future minimum payments under long-term, non-cancelable leases as of March 31, 2012, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total Future minimum payments
Nine Months Ending December 31,
2012	$132	$268	$400
Year ending December 31,
2013	$21	$280	$301
2014	-	112	112
2015	-	-	-

	$153	$660	$813

(18)       BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements with 11 and 12 distributors at March 31, 2012 and 2011, respectively.  The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three months ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Distributors
Distributor A	20.9%	19.6%
Distributor B	15.9%	* %
Distributor C	14.6%	10.5%
Distributor D	14.2%	10.9%

The Company’s concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	March 31,
	2012	2011
	(unaudited)	(unaudited)
Distributors
Distributor A	27.4%	17.4%
Distributor B	22.3%	*	%
Distributor C	20.4%	*	%
Distributor D	11.3%	*	%
Distributor E	* %	10.5%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended March 31,
	2012		2011
	(unaudited)		(unaudited)
Vendors
Vendor A	33.7%		*	%
Vendor B	28.8%		*	%
Vendor C	15.0%		*	%
Vendor D	*	%	14.5%
Vendor E	*	%	17.8%
Vendor F	*	%	17.2%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	March 31,
	2012		2011
	(unaudited)		(unaudited)
Creditors
Creditor A	24.9%		*	%
Creditor B	19.6%		*	%
Creditor C	19.3%		*	%
Creditor D	15.2%		*	%
Creditor E	14.8%		*	%
Creditor F	*	%	13.7%
Creditor G	*	%	11.6%
Creditor H	*	%	13.4%
Creditor I	*	%	13.7%
Creditor J	*	%	18.1%

* Denotes concentration of less than 10%

(19)       BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, China Dong Rong participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby China Dong Rong is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme are charged to the income statement as incurred.  Contributions to the Scheme were $25,000 and $9,000 for the quarter ended March 31, 2012 and 2011, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this report.  In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as “may, “will,” “could,” “expect,, “anticipate,” “intend,” “believe, “estimate,” “plan,” “predict” and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2011 and filed with the SEC on April 12, 2012.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S.  Dollars and in accordance with accounting principles generally accepted in the United States.  See “Foreign Currency Translation” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Overview

We design, market and distribute men’s apparel and related products targeted at 20-45 years old Chinese men under the “VLOV” brand.  We currently carry three product lines represented by different label colors: (1) the purple label for business; (2) the black label for business casual; and (3) the white label for casual.

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of March 31, 2012, our products were sold at 20 POS that we operate directly and 393 POS that our distributors operate.

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

During 2010, all of our business operations were carried out by Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary Dong Rong Capital Investment Limited (“HK Dong Rong”).  We completed the transfer of all sales contracts and design, marketing, sales and purchasing-related assets from Yinglin Jinduren to our wholly-owned subsidiary Dong Rong (China) Co., Ltd. (“China Dong Rong”) in the first quarter of 2011, and all of our business activities are currently conducted by China Dong Rong.

As Yinglin Jinduren has not conducted any operations since early 2011, we plan to make Yinglin Jinduren’s annual filing for 2011 with the State Administration of Industry and Commerce (“SAIC”) in the first half of 2012.  Once the SAIC has no comment to our filing, we will proceed to dissolve, and exit from the contractual arrangements with, Yinglin Jinduren.  Until then, we will continue to operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

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

Our significant accounting policies are described in Note 1 to our unaudited consolidated financial statements accompanying this report.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions.  Our critical accounting policies are:

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

Revenue Recognition

Sales of goods - distributors

All of our products are manufactured on our behalf by third parties, based on orders for our products received from our distributors (our customers).  We are responsible for product design, product specification, pricing to the customer, the choice of third party manufacturers, product quality and credit risk associated with the customer receivable.  As such, we act as a principal, not as an agent, and records revenues on a gross basis.

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

Sales of goods - retail

In July 2011, we began operating retail stores selling our products.  Revenue from retail sales is recognized at each point of sale.  During the three months ended March 31, 2012, such sales accounted for 6.9% of our total revenue.

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

Our accounts receivable aging was as follows for the periods described below (amounts in thousands):

	March 31, 2012	December 31, 2011
From date of invoice to customer	(unaudited)
0-30 days	6,895	15,968
31-60 days	3,640	10,531
61-90 days	2,328	8.421
91 – 120 days	5,005	1,313
121 – 150 days	-	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$17,868	$36,233

On average, we collect our receivables within 90 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of $17,868 in receivables as of March 31, 2012, $10,051 was collected as of May 1, 2012.

Goodwill

As a result of acquiring the retail stores of our Fujian distributor in June 2011, we began operating retail stores selling our products.  As our purchase price exceeded the net of the amounts assigned to assets acquired and liabilities assumed, the excess value was recognized as goodwill.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this pronouncement as of the first quarter of 2012. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

There was no indication of impairment to goodwill during the three months ended March 31, 2012.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through March 31, 2012 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  At March 31, 2012, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock were accounted for as derivative instrument liabilities.  We determine the fair value of these instruments using a binomial option pricing model.  That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Foreign Currency Translation

Our functional currency is the PRC’s currency, Renminbi (“RMB”), and our financial statements translated from RMB into U.S. Dollars (“$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on March 31, 2012 and December 31, 2011 were $1.00 to RMB 6.31 and RMB 6.36, respectively.  The average translation rates of $1.00 to RMB 6.31 and RMB 6.58 were applied to the income statement accounts for the three months ended March 31, 2012 and 2011, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statement of income and comprehensive income and as a separate component of stockholders' equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Results of Operations

Comparison of Three Months ended March 31, 2012 and 2011

	Three Months ended March 31,
	2012		2011
	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in $, except for percentages)
Net sales	$15,164	100.0%	$21,172	100.0%
Cost of Sales	$7,387	48.7%	$11,856	56.0%
Gross profit	$7,777	51.3%	$9,316	44.0%
Operating expense	$3,430	22.6%	$3,560	16.8%
Income from operations	$4,347	28.7%	$5,756	27.2%
Other expenses /(income), net	$(335)	(2.2)%	$(249)	(1.2)%
Income tax expenses	$2,191	14.4%	$1,549	7.3%
Net income	$2,491	16.4%	$4,456	21.1%

Net Sales (amounts in thousands, in $, except for percentages)

Net sales for the three months ended March 31, 2012 were $15,164, a decrease of 28.4% from $21,172 for the same period in 2011. Net sales for the three months ended March 31, 2012 and 2011 were primarily generated from the sales of our products to our distributors, who retailed them at their POS throughout northern, central and southern China. The decrease in our net sales during the three months ended March 31, 2012 was primarily attributable to a lesser number of POS being operated by our distributors. In absolute dollars, our distributors operating in the Jiangxi, Zhejiang and Yunnan provinces had the greatest decreases in net sales.

We have continued to provide our distributors with more upscale product offerings and work closely with them to sell VLOV products primarily through higher-end stand-alone stores and store-in-stores which we believe strengthen our brand image among consumers. As a result, our distributors have been closing points-of-sale operated through lower-end counters and concessions, which is impacting our total revenue in the short term. We believe that the upscale image and exclusivity of our products will help us drive improved margins and profitability over the long-term.

Cost of Sales and Gross Profit Margin (amounts in thousands, in $ except for percentages)

Total cost of sales for the three months ended March 31, 2012 was $7,387, a decrease of 37.7% from $11,856 a year ago primarily due to decreased sales. Our cost of sales as a percentage of net sales was 48.7% and 56.0% for the three months ended March 31, 2012 and 2011, respectively. Consequently, gross margin as a percentage of net sales increased from 44.0% to 51.3% period over period. Our gross margin increased significantly due to our focus on selling higher margin products at higher price points.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Months ended March 31,
	2012		2011
	Amount	% of net sales	Amount		% of net sales	Growth (decline) in 2012 compared with 2011
	(Amounts in thousands, in $, except for percentages)
Beijing	$2,409	15.9%		$1,823	8.6%	32.1%
Zhejiang	$3,174	20.9%		$4,056	19.2%	(21.8)%
Shandong	$2,153	14.2%		$2,305	10.9%	(6.6)%
Jiangxi	$694	4.6%		$1,729	8.2%	(59.9)%
Yunnan	$365	2.4%		$1,636	7.7%	(77.7)%
Shanxi	$250	1.7%		$1,007	4.8%	(75.2)%
Liaoning	$961	6.3%		$1,588	7.5%	(39.5)%
Hubei	$2,222	14.7%		$2,219	10.5%	0.1%
Henan	$530	3.5%		$947	4.5%	(44.0)%
Guangxi	$591	3.9%		$1,360	6.4%	(56.5)%
Sichuan	$762	5.0%		$750	3.5%	1.6%
Fujian (prior distributor)	$-	-%		$1,752	8.3%	N/A %
Total Net Sales- Distributors	$14,111	93.1%		21,172	100.0%	(33.7)%
Fujian (Company stores)	$1,053	6.9%	$	N/A	N/A %	N/A %
Total Net Sales	$15,164	100.00%		$21,172	100.00%	(28.4)%

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months ended March 31,
	2012				2011
	Net Sales	Cost of sales	Gross profit	Gross profit %	Net Sales	Cost of sales	Gross profit	Gross profit %
	(Amounts in thousands, in $, except for percentages)
Beijing	$2,409	$1,190	$1,219	50.6%	$1,823	$1,021	$802	44.0%
Zhejiang	$3,174	$1,594	$1,580	49.8%	$4,056	$2,272	$1,784	44.0%
Shandong	$2,153	$1,056	$1,097	51.0%	$2,305	$1,291	$1,014	44.0%
Jiangxi	$694	$338	$356	51.3%	$1,729	$968	$761	44.0%
Yunnan	$365	$168	$197	54.0%	$1,636	$916	$720	44.0%
Shanxi	$250	$123	$127	50.8%	$1,007	$564	$443	44.0%
Liaoning	$961	$478	$483	50.3%	$1,588	$890	$698	44.0%
Hubei	$2,222	$1,123	$1,099	49.5%	$2,219	$1,243	$976	44.0%
Henan	$530	$269	$261	49.3%	$947	$530	$417	44.0%
Guangxi	$591	$279	$312	52.8%	$1,360	$762	$598	44.0%
Sichuan	$762	$385	$377	49.5%	$750	$420	$330	44.0%
Fujian (prior distributor)	$-	$-	$-	-%	$1,752	$979	$773	44.1%
	$14,111	$7,003	$7,108	50.4%	$21,172	$11,856	$9,316	44.0%
Fujian (Company stores)	$1,053	$384	$669	63.5%	$-	$-	$-	-%
Total	$15,164	$7,387	$7,777	51.3%	$21,172	$11,856	$9,316	44.0%

Selling, General and Administrative Expenses (amounts in thousands, in $, except for percentages)

	Three Months ended 31,
	2012		2011
	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in $, except for percentages)
Gross profit	$7,777	51.3%	$9,316	44.0%
Operating expenses:
Selling expenses	$2,432	16.0%	$2,219	10.5%
General and administrative expenses	$998	6.6%	$1,341	6.3%
Total	$3,430	22.6%	$3,560	16.8%
Income from operations	$4,347	28.7%	$5,756	27.2%

Selling expenses for the three months ended March 31, 2012 increased by 9.6% to $2,432 as compared to the same period in 2011.  The increase was mainly due to the stores that we now operate directly in Fujian.  We expect that our selling expenses will continue to increase as a percentage of total revenue and in absolute dollars as we continue our marketing efforts to support our existing distribution network and penetrate potential new markets as well as establish our brand amongst our target demographic.

General and administrative expenses decreased by 25.6% to $998 as compared to the same period in 2011.  Our general and administrative costs were higher in the prior period as we hired an outside consulting firm to assist us with brand marketing and positioning for our designs during the three months ended March 31, 2011.  As we are also now operating 20 retail stores directly, we expect our general and administrative expenses will also increase as a percentage of our net sales and in absolute dollars.

Change in Fair Value of Derivative Liability (amounts in thousands, in $)

We issued common stock purchase warrants to the investors in our financings completed in October, November and December 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as they are non-cash charges and credits.  For the three months ended March 31, 2012 and 2011, we recorded gains of $318 and $222, respectively.  In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our common stock price.

Interest Income (amounts in thousands, in $)

Interest income for the three months ended March 31, 2012 and 2011 amounted to $17 and $34, respectively.

Interest Expense (amounts in thousands, in $)

Interest expense for the three months ended March 31, 2012 and 2011 amounted to nil and $7, respectively.

Income Tax Expenses (amounts in thousands, in $, except for percentages)

For the three months ended March 31, 2012 and 2011, we were subject to income tax rate of 25.0%.  Income tax expense for the three months ended March 31, 2012 and 2011 amounted to $2,191 and $1,549, respectively.  The higher income tax is attributable to an under-provision of income tax of $1,056 that represents a change in our estimate of the prior year income tax provision. Certain prior year expenses that we believed were deductible were deemed to be non-deductible by the tax bureau after we had filed our annual report on Form 10-K on April 12, 2012. Therefore, a provision was made for the additional income tax expense during the three months ended March 31, 2012.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in thousands, in $):

	Three Months Ended March 31
	2012	2011
	(Amounts in thousands, in $)
Net cash provided by operating activities	$12,290	$8,473
Net cash provided by investing activities	-	4,163
Net cash used in financing activities	(1,076)	(48)

Net cash provided by operating activities for the three months ended March 31, 2012 was mainly attributable to an increase in the collection of accounts receivable of $18,626 offset by payments on accounts payable of $4,712.  Net cash provided by operating activities for the same period of 2011 resulted from a decrease in accounts receivable of $9,314 and increased net income.

No cash was used in investing activities during the three months ended March 31, 2012.  Net cash provided by investing activities for the same period of 2011 resulted from the sale of the building that housed our discontinued manufacturing activities and the land use right for the land on which the building occupies for $1,143, and the maturity of our time deposit of $3,020.

Net cash used in financing activities for the three months ended March 31, 2012 was mainly a result of repayments to our Chairman and CEO for previous advances he made to our company. Net cash used in financing activities for the three months ended March 31, 2011 was a result of payments on short term debt offset by advances made by our Chairman and CEO.

As of March 31, 2012, we had cash and cash equivalents of $26,024, total current assets of $52,914 and current liabilities of $7,483.  Our cash balance as of May 10, 2012 was $28,052.  Included in total current liabilities of $7,483 as of March 31, 2012 is $987 of penalties for failure to make a registration statement effective in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

Of the 20 stores that we operated as of March 31, 2012, 8 have leases that require fixed rental payments.  The remaining 12 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following table summarizes our contractual obligations as of March 31, 2012, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 year +
	(in thousands of dollars)
Contractual obligations :
Operating leases - corporate	153	132	21
Store leases	660	268	392

Total contractual obligations:	$813	$400	$413

Operating lease amounts include minimum lease payments under our non-cancelable operating lease for our office, as well as certain computer and office equipment that we utilize under certain lease arrangements.

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

ITEM 4.        CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although the Company has a full time chief financial officer who is a certified public accountant and uses outside consultants to assist in the preparation of its financial statements, the current on-site accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.  As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date.  The Company looks to take such other steps as necessary to address the weakness in its accounting staff.

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2011, the Company is taking the following remediation measures for its material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) continue to involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (3) improve the interaction among our management, audit committee, and other external advisors.  As of March 31, 2012, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

As of and for the three months ended March 31, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2011.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, the Company issued an aggregate of 5,794 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when these investors converted an aggregate of 14,484 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing.  The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

VLOV INC. (Registrant)

Date: May 15, 2012	By:	/s/ Qingqing Wu
Qingqing Wu
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer