Form 10-Q
period 2012-06-30
VLOV INC.
filed 2012-08-13
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	000-53155

VLOV INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11/F, No. 157 Taidong Road Xiamen Guanyin Shan International Business Center Siming District, Xiamen City, Fujian Province People’s Republic of China	361008
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 6, 2012, the registrant had 7,747,991 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

OTHER PERTINENT INFORMATION

All share and per share information in this Form 10-Q gives effect to the 1-for-2.5 reverse split of our common stock which was effected on December 12, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VLOV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,221	$14,725
Accounts and other receivables	25,524	36,233
Trade deposits	5,969	3,482
Inventories	7,183	1,880
Prepaid expenses	68	85
Total current assets	66,965	56,405
Property, plant and equipment, net	1,503	2,197
Goodwill	5,256	5,219
TOTAL ASSETS	$73,724	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,395	$7,173
Accrued expenses and other payables	1,550	1,967
Amount due to a director/officers	451	1,216
Derivative liability - common stock warrants	106	673
Income and other taxes payable	2,354	3,002
Total current liabilities	15,856	14,031

Stockholders’ equity:
Common stock, $0.00001 par value, 40,000,000 shares authorized, 7,645,991 and 7,586,741 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 548,345 and 632,853 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively (liquidation preference $1,568,267 and $1,809,960)	780	900
Additional paid-in capital	10,177	9,718
Statutory reserve	913	913
Retained earnings	42,448	35,087
Accumulated other comprehensive income	3,549	3,171
Total stockholders' equity	57,868	49,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,724	$63,821

See accompanying notes to consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$25,268	$20,588	$40,441	$41,761
Cost of sales	13,803	11,332	21,193	23,189
Gross profit	11,465	9,256	19,248	18,572

Operating expenses:
Selling expenses	3,554	3,897	5,989	6,100
General and administrative expenses	1,481	992	2,477	2,331
	5,035	4,889	8,466	8,431

Income from operations	6,430	4,367	10,782	10,141

Other income (expenses):
Change in fair value of derivative liability	249	357	567	579
Interest income	27	22	43	57
Interest expense	-	-	-	(8)
	276	379	610	628

Income before provision for income taxes	6,706	4,746	11,392	10,769
Provision for income taxes	1,841	984	4,031	2,536

Net income	4,865	3,762	7,361	8,233

Other comprehensive income:
Foreign currency translation adjustment	23	623	378	827

Comprehensive income	$4,888	$4,385	$7,739	$9,060

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	4,729	3,589	7,156	7,854
Net income attributable to preferred shareholders	136	173	205	379
Net income	$4,865	$3,762	$7,361	$8,233

Basic earnings per share- common	$0.62	$0.48	$0.94	$1.06

Diluted earnings per share	$0.62	$0.48	$0.94	$1.06

Weighted average number of common shares and participating preferred shares outstanding:

Basic	7,631,914	7,436,633	7,610,082	7,424,282

Diluted	7,856,661	7,800,995	7,848,272	7,798,934

See accompanying notes to consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2012	7,586,741	$1	632,853	$900	$9,718	$913	$3,171	$35,087	$49,790

Net income								7,361	7,361
Issuance of shares to officers/directors	25,446				112				112
Issuance of shares to a consultant					227				227
Foreign currency translation adjustment							378		378
Conversion of Preferred Stock to Common Stock	33,804		(84,508)	(120)	120				-

Balance at June 30, 2012	7,645,991	$1	548,345	$780	$10,177	$913	$3,549	$42,448	$57,868

See accompanying notes to consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$7,361	$8,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	646	24
Stock compensation expense	340	61
Loss on disposal of property, plant and equipment	100	15
Change in fair value of derivative liability	(567)	(579)
(Increase) decrease in assets:
Accounts and other receivables	10,963	4,876
Trade deposits	(2,463)	507
Inventories	(5,290)	(5,240)
Prepaid expenses	17	180
Increase (decrease) in liabilities:
Accounts payable	4,172	(1,166)
Accrued expenses and other payables	(412)	5
Income and other taxes payable	(670)	(1,144)

Net cash provided by operating activities	$14,197	$5,772

Cash flows from investing activities:
Purchases of property, plant and equipment	(37)	(46)
Acquisition of a business	-	(6,684)
Proceeds from the sale of property, plant and equipment	-	1,179
Time deposits	-	3,020
Net cash used in investing activities	$(37)	$(2,531)

Cash flows from financing activities:
Amount due to/from a director	(767)	736
Payment of short-term debt	-	(612)
Net cash provided by / (used in) financing activities	(767)	124
Effect of exchange rate changes	103	296
Net increase in cash and cash equivalents	13,496	3,661
Cash and cash equivalents, beginning of period	14,725	12,013
Cash and cash equivalents, end of period	$28,221	$15,674

Supplemental disclosure of cash flow information:
Interest paid	$-	$8
Income taxes paid	$3,567	$3,333

See accompanying notes to consolidated financial statements

VLOV INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Description of business and organization

VLOV Inc. (the “Company”) was incorporated on October 30, 2006 in the State of Nevada, under the name “Sino Charter, Inc.”  The Company changed its name to “VLOV Inc.” on March 20, 2009 in connection with the stock exchange transaction described below.

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

The Company designs, markets and distributes “VLOV” brand men’s apparel and related products in the People’s Republic of China (“PRC” or “China”).  The Company also owns and operates retail stores in Fujian Province.  Through December 31, 2010, all of the Company’s business operations were conducted by a variable interest entity (“VIE”), Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), which is controlled by the Company’s wholly-owned subsidiary, Dong Rong Capital Investment Limited (“HK Dong Rong”), through a series of contractual arrangements.

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd.  (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren.  As the Company’s manufacturing activities were discontinued and outsourced, such related assets, including manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits, were sold to an unrelated third-party during the first quarter of 2011.  Such sales were completed, and all resulting proceeds paid to Yinglin Jinduren during the first quarter of 2011, with the funds subsequently transferred to China Dong Rong.  All of the Company’s business operations are now carried out by China Dong Rong.

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008

HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008

China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded

Yinglin Jinduren	●	A PRC limited liability company	VIE by
	●	Incorporated on January 19, 2002	contractual
	●	Registered capital of RMB10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.	arrangements (1)
	●	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren.  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of June 30, 2012, Yinglin Jinduren has no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of June 30, 2012 and December 31, 2011, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(c)            Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions that the management is required to make.  Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, and the identification and valuation of derivative instruments.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from these estimates.

(d)           Revenue recognition

Sales of goods - distributors

All of the Company’s products sold to its distributor customers are manufactured on its behalf by third parties, based on orders for the Company’s products received from such customers.  The Company is responsible for product design, product specification, pricing to such customers, the choice of third-party manufacturer, product quality and credit risk associated with such customers’ receivable.  As such, the Company acts as a principal and records revenue from its distributors on a gross basis.

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

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its products.  Revenue from retail sales is recognized at each point of sale.  During the three and six months ended June 30, 2012, such sales accounted for 3.8% and 5.0% of the Company’s total revenue, respectively.

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

(f)            Accounts receivable

Accounts receivable, including associated VATs, are unsecured, and are stated at the amount the Company expects to collect.  The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.   Interest is not normally charged on accounts receivable.  As of December 31, 2011, there were no accounts receivable aged greater than 90 days that had not been collected as of August 6, 2012. As of June 30, 2012 there were $134,000 in accounts receivable aged over 90 days that had not been collected as of August 9, 2012. However, management believes that these accounts receivable are collectable and has therefore determined that no allowance for uncollectible amounts is necessary.

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

(k)           Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this pronouncement as of the first quarter of 2012. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Management has performed an assessment and considered that there was no indication of impairment to goodwill during the three and six months ended June 30, 2012.

(l)            Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”), China’s currency.  The accompanying unaudited consolidated financial statements are translated from RMB into U.S. Dollars (“US$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on June 30, 2012 and December 31, 2011 were US$1.00 to RMB6.31 and RMB6.36, respectively.  The average translation rates of US$1.00 to RMB6.32 and RMB6.49 were applied to the income statement accounts for the three months ended June 30, 2012 and 2011, respectively. The average translation rates of US$1.00 to RMB6.31 and RMB6.53 were applied to the income statement accounts for the six months ended June 30, 2012 and 2011, respectively.

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

(m)          Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  The foreign currency translation gains for the three months ended June 30, 2012 and 2011 were $23,000 and $623,000 respectively. The foreign currency translation gains for the six months ended June 30, 2012 and 2011 were $378,000 and $827,000 respectively.    Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2009 through 2011 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any amount in interest and penalties.

(o)           Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run.  Advertising expense for the three months ended June 30, 2012 and 2011 was approximately $1.47 million and $1.43 million, respectively. Advertising expense for the six months ended June 30, 2012 and 2011 was approximately $3.01 million and $2.84 million, respectively.

(p)           Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling expenses. Shipping and handling costs for the three and six months ended June 30, 2012 and 2011 were insignificant.

(q)           Research and development costs

The Company charges all product design and development costs to expense when incurred, and such costs are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income.  Such costs were approximately $0.91 million and $0.58 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $1.50 million and $1.21 million for the six months ended June 30, 2012 and 2011, respectively.

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

(v)           Recent accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the provisions in this update are not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)          INVENTORIES

Inventories consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
	(unaudited)
Finished goods	$7,183	$1,880

	$7,183	$1,880

(3)          TRADE DEPOSITS

Trade deposits consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
	(unaudited)
Trade deposits	$5,969	$3,482

	$5,969	$3,482

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of June 30, 2012 and December 31, 2011, the Company had trade deposits with 7 and 16 manufacturers, respectively. 96.0% of the balance as of June 30, 2012 was with the top 5 manufacturers, while 86.0% of the balance as of December 31, 2011 was with the top 7 manufacturers.

(4)          BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail network of 13 stores for $6,684,000 (RMB 44,100,000) in cash.  The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and the Company can benefit at the same time from the higher margins for retail sales.   The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province.  The Company completed this acquisition on June 30, 2011 and has reported its retail operations since July 1, 2011.   This acquisition resulted in a new segment, company stores, as further disclosed in Note 15.   Pro forma results of operations that include the acquired business for the three and six months ended June 30, 2012 are not presented because the effects of the acquisition were not material to the Company’s financial results.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price:	$6,684

Allocation of the purchase price to assets and liabilities at fair value:
Inventories	151
Prepaid rent	98
Leasehold improvements	469
Property, plant and equipment	17
Net assets acquired at fair value	735

Pre-existing distribution agreement	919
Goodwill	5,030
Total intangible assets acquired	$5,949

The pre-existing distribution agreement recognized in conjunction with the acquisition on June 30, 2011 represents the intangible value of the reacquisition of the distribution license that was granted by the Company to its Fujian distributor.  The value assigned to the pre-existing distribution agreement has been fully amortized as of December 31, 2011.

The goodwill recognized in conjunction with the acquisition on June 30, 2011 represents intangible values of the acquired store locations for their future profit potential that do not qualify for separate recognition, or other factors.

(5)          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Leasehold improvements	$2,604	$2,826
Motor vehicles	56	56
Office equipment	67	66

Total property, plant and equipment	2,727	2,948
Less: accumulated depreciation	(1,224)	(751)

Property, plant and equipment, net	$1,503	$2,197

Depreciation expense was $439 and $7 for the three months ended June 30, 2012 and 2011, respectively and $646 and $24 for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, the Company closed 3 store locations. The leasehold improvements for these 3 store locations were disposed of for no consideration and had an unamortized value of $100 at June 30, 2012 resulting in a loss of $100.

During the six months ended June 30, 2011, the Company disposed of its manufacturing equipment with a net book value of $145 on December 31, 2010, for $154, resulting in a gain of $9.

During the six months ended June 30, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013 on December 31, 2010, for $989, resulting in a loss of $24.

(6)          GOODWILL

Goodwill (see Note 4) consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Beginning of period	$5,219	$-
Goodwill on stores acquired	-	5,030
Exchange realignment	37	189

End of period	$5,256	$5,219

(7)            ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of June 30, 2012 and December 31, 2011  (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued salaries and wages	$72	$79
Accrued liquidated damages (Note 9)	987	987
Accrued expenses	288	699
Advertising subsidies payable	203	202
	$1,550	$1,967

(8)          RELATED PARTY TRANSACTIONS

Amount due to related parties consisted of the following as of June 30, 2012 and December 31, 2011  (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Mr. Qingqing Wu (1)	$369	$1,144
Mr. Bennet Tchaikovsky (2)	-	5
Ms. Ying (Teresa) Zhang (3)	82	67
	$451	$1,216

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents compensation and reimbursable expenses owed.
(3)	Represents cash compensation owed.

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

(9)          SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) at $2.86 per share and to issue warrants to purchase shares of the Company’s common stock (the “Preferred Shares Financing”).  At the initial closing on October 27, 2009, the Company issued 1,446,105 Preferred Shares and Warrants to purchase 289,221 shares of common stock for gross proceeds of approximately $4.1 million.  At the final closing on November 17, 2009, the Company issued an additional 1,350,616 Preferred Shares and Warrants to purchase 270,123 shares of common stock for gross proceeds of approximately $3.9 million.  The 1,446,105 Preferred Shares issued on October 27, 2009 and the 1,350,616 Preferred Shares issued on November 17, 2009 are convertible into 578,442 common shares and 540,246 common shares, respectively.

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

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review).  If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods.  The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011.  Accordingly, as of June 30, 2012 and December 31, 2011, the Company accrued the full amount of the liquidated damages or $987,000.

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

(10)        DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses a binomial option pricing model to value the common stock purchase warrants issued in connection with the Preferred Shares Financing and the Common Shares Financing (see Note 9).  In valuing these warrants at the time they were issued and at June 30, 2012 and December 31, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants.  All of the warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the warrants, which has been estimated at 77% and 75% at June 30, 2012 and December 31, 2011, respectively, is based on a review of the volatility of entities considered by management as comparable.  The risk-free rates of return used of 0.16% at June 30, 2012 and 0.10% to 0.11% at December 31, 2011 are based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. Dividend is estimated at 0% at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, the following derivative liabilities related to the warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2011	Value - June 30, 2012
					(unaudited)
October 27, 2009	October 27, 2012	289,221	$8.575	$271	$40

November 17 2009	November 17, 2012	266,824	8.575	266	43

December 1, 2009	December 1, 2012	130,707	8.575	136	23

		686,751		$673	$106

During the three months ended June 30, 2012 and 2011, the Company recognized gains of $249 and $357, respectively, from the change in fair value of its warrant liability. During the six months ended June 30, 2012 and 2011, the Company recognized gains of $567 and $579, respectively, from the change in fair value of its warrant liability.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the six months ended June 30, 2012 and 2011 (in thousands):

Warrants

Balance – January 1, 2011	$1,312
Issued	-
Exercised	-
Fair value adjustments	(579)
Balance- June 30, 2011	733
Issued	-
Exercised	-
Fair value adjustments	(60)
Balance- December 31, 2011	673
Issued	-
Exercised	-
Fair value adjustments	(567)
Balance June 30, 2012	$106

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

(11)       COMMON STOCK

Amounts in the following discussion are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 40,000,000 shares of common stock, $0.00001 par value per share.  The Company had 581,769 common shares outstanding prior to the Share Exchange with PXPF, and, as described in Note 1, issued 5,824,000 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008, and the 581,769 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

On December 1, 2009, the Company sold 261,414 shares of common stock to certain accredited investors (see Note 9).

During the year ended December 31, 2010, 3,300 warrants were exercised for, and 1,747,962 shares of convertible preferred stock were converted into, 3,300 and 699,185 shares of common stock, respectively.

During the year ended December 31, 2011, 415,906 shares of convertible preferred stock were converted into, 166,362 shares of common stock.

During the six months ended June 30, 2012, 84,508 shares of convertible preferred stock were converted into, 33,804 shares of common stock.

On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 4,000 shares of restricted common stock in four quarterly installments for her annual service.  The terms of the service agreement was continued on March 10, 2011 and 2012, with 4,000 shares of restricted common stock to be issued in four quarterly installments accordingly.  The trading value of the Company’s common stock on March 10, 2012 and 2011 was $3.97 and $3.93, respectively, and the total to be recognized for each these issuances over the year of service is $16 and $16, respectively. Compensation expense of $11 and $11 was recognized for the three months ended June 30, 2012 and 2011, respectively, and $14 and $16 for the six months ended June 30, 2012 and 2011, respectively.

On April 27, 2010, the Company entered into an agreement to issue 8,000 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 1,425 shares on June 30, 2010, 2,016 shares on September 30, 2010, 2,016 shares on December 31, 2010, 1,973 shares on March 31, 2011 and 570 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $12.50 per share for a total value of $100.  Compensation expense of $0 and $20 was recognized for the three months ended June 30, 2012 and 2011, respectively, and $0 and $45 for the six months ended June 30, 2012 and 2011, respectively.

On September 28, 2011, the Company entered into an agreement to issue 7,942 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The trading value of the granted shares on September 28, 2011 was $3.25 for a total value of $26.  $26 was recognized as compensation expense for the year ended December 31, 2011.  No compensation expense was recognized for the three and six months ended June 30, 2012 and 2011, respectively.

On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200 of its common stock for each one-year term of the chief financial officer, $100 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 30,770 shares were granted to WOI for the initial 6-month period of the initial term, and 25,446 shares for the subsequent 6-month term, calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011 of $3.25, and on March 28, 2012 of $3.93, respectively.  The first issuance vested in two installments of 15,385 shares each on December 27, 2011 and March 27, 2012.  The second issuance will vest in two installments of 12,723 shares each on June 27 and September 27, 2012.  Compensation expense of $49 and $0 was recognized for the three months ended June 30, 2012 and 2011, respectively, and $99 and $0 for the six months ended June 30, 2012 and 2011, respectively.

On May 25, 2012, the Company’s Board of Directors ratified an agreement with a consultant to provide one year of strategic public relations services from May 4, 2012 to May 3, 2013 in exchange for 67,000 shares of its common stock to be issued under the Company’s 2012 Stock Plan. The trading value of such shares on May 25, 2012 was $3.40, for a total value of $227. Compensation expense of $227 and $0 was recognized for the three months ended June 30, 2012 and 2011, respectively, and $227 and $0 for the six months ended June 30, 2012 and 2011, respectively. The shares were issued in July 2012.

A summary of the status of the Company’s non-vested shares as of June 30, 2012, and changes during the year ended December 31, 2011, is presented below:

Non-vested shares	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2011	3,542	$13.32
Granted	4,000	3.93
Vested	(3,542)	$13.32
Forfeited	-	-
Non-vested at June 30, 2011	4,000	$3.93
Granted	38,711	$3.26
Vested	(26,327)	$3.32
Forfeited	-	-
Non-vested at December 31, 2011	16,384	$3.31
Granted	96,446	3.56
Vested	(97,979)	$3.47
Forfeited	-	-
Non-vested at June 30, 2012	14,851	$3.93

As of June 30, 2012, there was $58 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors.  This cost is expected to be recognized by March 9, 2013.  The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $287 and $31, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $340 and $61, respectively.

On December 12, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.  All common share and per share amount, and exercise prices of common stock purchase warrants and options disclosed in the Company’s consolidated unaudited financial statements and the accompanying footnotes have been retroactively restated to reflect such reverse stock split.

At June 30, 2012, 7,645,991 shares of common stock were issued and outstanding.

(12)       PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively (see Note 9).  Up to December 31, 2011, 2,163,868 Preferred Shares were converted and at December 31, 2011, 632,853 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,810. During the six months ended June 30, 2012, 84,508 Preferred Shares were converted into 33,804 shares of common stock, and at June 30, 2012, 548,345 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,568.

(13)       EARNINGS PER SHARE

The following amounts are in thousands except for share data (shares and earnings per share):

 (a)            Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and six months ended June 30, 2012 and 2011, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-0.4 common share basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income attributable to common shareholders of the Company	4,729	3,589	7,156	7,854
Income attributable to preferred shareholders of the Company	136	173	205	379
Net income	$4,865	$3,762	$7,361	$8,233
Weighted average number of common shares outstanding	7,631,914	7,436,633	7,610,082	7,424,282

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,865	$3,762	$7,361	$8,233
Weighted average number of common shares outstanding	7,631,914	7,436,633	7,610,082	7,424,281

Adjustment for:
Preferred stock	224,747	364,362	238,190	374,653
	7,856,661	7,800,995	7,848,272	7,798,934

 For the three and six months ended June 30, 2012 and 2011, 686,751 common stock purchase warrants are excluded from the calculation of diluted earnings per share as they are anti-dilutive.

(14)       INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PRC enterprise income tax- current	$1,841	$984	$4,031	$2,536

As of June 30, 2012 and December 31, 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The applicable rate of Hong Kong profits tax for 2012 and 2011 is 16.5%.  No provision for Hong Kong profits tax has been made, however, as the Company does not carry on any business that generates profits chargeable to Hong Kong profits tax.

PXPF is a company incorporated in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

The Company’s subsidiary and VIE in China are subject to a statutory income tax rate of 25% in the PRC.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of June 30, 2012.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Theoretical tax expense calculated at PRC statutory Enterprise income tax rate of 25%	1,677	1,187	2,848	2,707
Tax adjustment for prior year	-	-	1,056	-
Tax effect of non-deductible expenses	145	(259)	189	(171)
Other	19	56	(62)	-
Effective tax expense	$1,841	$984	$4,031	$2,356

The tax adjustment for the prior year represents a change in management’s estimate of the prior year income tax provision. Certain expenses that the Company believed were deductible were deemed non-deductible by the PRC tax bureau subsequent to the Company's filing of its annual report on Form 10-K on April 12, 2012. A provision was therefore made for the additional income tax during 2012. Non-deductible expenses for the three and six months ended June 30, 2012 and 2011 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(15)       SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company began to directly operate retail stores on July 1, 2011, and operated 18 stores as of June 30, 2012.  As of June 30, 2012, the Company’s distributors operated 414 points of sale.  During the three and six months ended June 30, 2012, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at company stores.  The Company's reportable segments represent the two ways that the Company sells its products: directly to consumers (via company stores), and to its distributors who then sell the products to consumers.  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company stores require different types of management focus and as such are managed separately.

Condensed information with respect to the two reportable business segments for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Distributors	24,310	20,588	38,429	41,761
Company stores	958	-	2,012	-
	25,268	20,588	40,441	41,761

Cost of sales:
Distributors	13,481	11,332	20,493	23,189
Company stores	322	-	700	-
	13,803	11,332	21,193	23,189

Selling expenses:
Distributors	2,418	3,897	4,057	6,100
Company stores	1,136	-	1,932	-
	3,554	3,897	5,989	6,100

General and administrative expenses:
Distributors	873	581	1,425	1,208
Company stores	34	-	75	-
Other	574	411	977	1,123
	1,481	992	2,477	2,331
Income (loss) before provision for income taxes
Distributors	7,539	4,778	12,454	11,264
Company stores	(535)	-	(695)	-
Other (a)	(298)	(32)	(367)	(495)
	6,706	4,746	11,392	10,769

(a)
The Company does not allocate its general and administrative expenses from its activities in the United States, or the fair value changes of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	June 30, 2012	December 31, 2011
	(unaudited)
Identifiable long lived assets at June 30, 2012 and December 31, 2011 (net of depreciation and amortization):
Corporate	$52	$54
Distributors	-	-
Company stores	6,707	7,362
	$6,759	$7,416

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

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reach 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  As of December 31, 2011 and June 30, 2012, the statutory reserves have not yet been funded as China Dong Rong only commenced operations in December 2010.  The Company plans to start funding the statutory reserves by the end of 2012.

(17)      LEASE COMMITMENTS

Company leases: (in thousands)

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $29 and $56 for the three months ended June 30, 2012 and 2011, respectively. Rent expense for such leases amounted to $59 and $67 for the six months ended June 30, 2012 and 2011, respectively.

Store leases: (in thousands)

As of June 30, 2012, the Company operated 18 store locations, including the 10 stores initially acquired on June 30, 2011 and 8 opened thereafter.  Of the leases for these stores, 7 require fixed rent payments.  The remaining 11 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for these fixed-rent leases amounted to $239 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $348 and $0 for the six months ended June 30, 2012 and 2011, respectively. Rent expense based on store revenues was $133 and $0 for the three months ended June 30, 2012 and 2011, respectively, and $285 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Future minimum payments under long-term, non-cancelable leases as of June 30, 2012, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total Future minimum payments
Six Months Ending December 31,
2012	$82	$184	$266
Year ending December 31,
2013	$21	$339	$360
2014	-	140	140
2015	-	-	-

	$103	$663	$766

(18)       BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements with 11 and 12 distributors at June 30, 2012 and 2011, respectively.  The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributors
Distributor A	21.0%	20.2%	21.0%	19.7%
Distributor B	14.7%	11.1%	14.7%	10.8%
Distributor C	14.5%	11.5%	14.4%	11.2%
Distributor D	16.2%	*	16.1%	*

* Denotes concentration of less than 10%

The Company’s concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	June 30,
	2012	2011
Distributors
Distributor A	11.4%	12.3%
Distributor B	20.7%	*
Distributor C	27.1%	26.8%
Distributor D	11.3%	*
Distributor E	18.1%	*

* Denotes concentration of less than 10%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Vendors
Vendor A	16.3%	14.9%	15.9%	*
Vendor B	19.1%	21.4%	21.8%	12.4%
Vendor C	*	*	*	12.2%
Vendor D	*	13.0%	*	*
Vendor E	12.5%	*	*	*
Vendor F	26.7%	*	28.7%	*
Vendor G	11.8%	*	*	*

* Denotes concentration of less than 10%

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	June 30,
	2012	2011
	(unaudited)	(unaudited)
Creditors
Creditor A	22.5%	13.1%
Creditor B	*	36.9%
Creditor C	*	10.0%
Creditor D	*	17.3%
Creditor E	*	15.4%
Creditor F	16.7%	*
Creditor G	28.5%	*
Creditor H	10.1%	*
Creditor I	17.4%	*

* Denotes concentration of less than 10%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(19)       BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, China Dong Rong participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby China Dong Rong is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme are charged to the income statement as incurred.  Contributions to the Scheme were $25,000 and $9,000 for the three months ended June 30, 2012 and 2011 respectively, and $49,000 and $18,000 for the six months ended June 30, 2012 and 2011, respectively.

(20)       SUBSEQUENT EVENT

On July 25, 2012, the Company granted 35,000 shares to a consultant in exchange for his services in assisting the Company with potentially expanding into the Taiwanese market. The value of the shares on the grant date was $2.05 and the Company plans to recognize the expense of $71,750 in the third quarter of 2012.

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

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of June 30, 2012, our products were sold at 18 POS that we operate directly and 414 POS that our distributors operate.

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

As Yinglin Jinduren has not conducted any operations since early 2011, we made Yinglin Jinduren’s annual filing for 2011 with the State Administration of Industry and Commerce (“SAIC”) in the first half of 2012.  Once the SAIC has no comment to our filing, we will proceed to dissolve, and exit from the contractual arrangements with, Yinglin Jinduren.  Until then, we will continue to operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

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

Sales of goods - retail

In July 2011, we began operating retail stores selling our products.  Revenue from retail sales is recognized at each point of sale.  During the three and six months ended June 30, 2012, such sales accounted for 3.8% and 5.0% of our total revenue, respectively.

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

Our accounts receivable aging was as follows for the periods described below (amounts in thousands):

	June 30, 2012	December 31, 2011
From date of invoice to customer	(unaudited)
0-30 days	6,147	15,968
31-60 days	10,821	10,531
61-90 days	6,095	8.421
91 – 120 days	2,461	1,313
121 – 150 days	-	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$25,524	$36,233

On average, we collect our receivables within 90 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of $25,524 in receivables as of June 30, 2012, $5,095 was collected as of August 9, 2012.

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

Management has performed an assessment and considered that there was no indication of impairment to goodwill during the three and six months ended June 30, 2012.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through June 30, 2012 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  At June 30, 2012, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock were accounted for as derivative instrument liabilities.  We determine the fair value of these instruments using a binomial option pricing model.  That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Foreign Currency Translation

Our functional currency is the Chinese currency, Renminbi (“RMB”), and our financial statements translated from RMB into U.S. Dollars (“$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on June 30, 2012 and December 31, 2011 were US$1.00 to RMB6.31 and RMB6.36, respectively.  The average translation rates of US$1.00 to RMB6.32 and RMB6.49 were applied to the income statement accounts for the three months ended June 30, 2012 and 2011, respectively, and US$1.00 to RMB6.31 and RMB6.53 were applied to the income statement accounts for the six months ended June 30, 2012 and 2011, respectively.

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

Results of Operations

Comparison of Three and Six Months ended June 30, 2012 and 2011

	Three Month Ended June 30,				Six Month Ended June 30,
	2012		2011		2012		2011
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net sales	$25,268	100.0%	$20,588	100.00%	$40,441	100.0%	$41,761	100.00%
Gross profit	11,465	45.4%	9,256	44.96%	19,248	47.6%	18,572	44.47%
Operating expense	5,035	19.9%	4,889	23.75%	8,466	20.9%	8,431	20.19%
Income from operations	6,430	25.4%	4,367	21.21%	10,782	26.7%	10,141	24.48%
Other expenses /(income)	(276)	(1.1)%	(379)	(1.84)%	(610)	(1.5)%	628	1.50%
Income tax expenses	1,841	7.3%	984	4.78%	4,031	10.0%	2,536	6.07%

Net income	$4,865	19.2%	$3,762	18.27%	$7,361	18.2%	$8,233	19.71%

Net Sales (amounts in thousands, in $, except for percentages)

Net sales for the three months ended June 30, 2012 increased by 22.7% from the same period in 2011, while net sales for the six months ended June 30, 2011 decreased by 3.2% from the same period of 2011.  Net sales for the three and six months ended June 30, 2012 and 2011 were primarily generated from sales to our distributors, who retailed them at their POS throughout northern, central and southern China.  The increased sales for the three months ended June 30, 2012 was primarily attributable to sales to our Beijing, Shandong and Hubei distributors that were partially offset by decreases in sales to our distributors in Shaanxi and Jiangxi.  The slight decrease in sales for the six months ended June 30, 2012 was primarily attributable to decreases in sales to distributors in Shaanxi and Jiangxi that were partially offset by increases in sales by our Beijing, Shandong and Hubei distributors.

As the Company has continued to upscale its product offering the Company has allocated additional resources in Beijing, Zhejiang, Shandong and Hubei Provinces where the standard of living is generally higher and its target clientele are more brand conscious and receptive to the Company’s high end products. Sales in these provinces continued to increase during the three and six months ended June 30, 2012. However, customers in less affluent provinces were not as receptive to our upscale products and thus sales in such provinces declined during the three and six months ended June 30, 2012.

Our apparels are targeted toward middle to upper class Chinese men from the ages of 20 to 45, who we believe tend to be very brand conscious.  Therefore, we strive to continue creating more upscale products and to educate and work closely with our distributors on how to best showcase our products, such as through higher-end stand-alone stores and store-in-stores which we believe strengthen the image and exclusivity of our brand among our target demographic.  Our distributors have been responsive to our efforts by closing many of their lower-end counters and concessions, although doing so has impacted our revenue growth during the six months ended June 30, 2012.  However, we believe that our upscale strategy will drive our margins and profitability in the long-term.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Month Ended June 30,					Six Month Ended June 30,
	2012		2011			2012		2011
					Growth					Growth
					(Decline)					(Decline)
					in 2012					in 2012
					compared					compared
		% of net		% of net	With		% of net		% of net	with
	Amount	sales	Amount	sales	2011	Amount	sales	Amount	sales	2011
	(Amounts in thousands, in U.S. Dollars,					(Amounts in thousands, in U.S. Dollars,
	except for percentages)					except for percentages)

Beijing	$4,101	16.2%	$1,869	9.1%	119.4%	$6,512	16.1%	$3,692	8.9%	76.4%
Zhejiang	5,301	21.0%	4,162	20.2%	27.4%	8,477	21.0%	8,215	19.7%	3.2%
Shandong	3,668	14.5%	2,365	11.5%	55.1%	5,822	14.4%	4,670	11.2%	24.7%
Jiangxi	1,344	5.3%	1,772	8.6%	(24.2)%	2,039	5.0%	3,500	8.4%	(41.7)%
Yunnan	1,327	5.3%	1,678	8.2%	(21.0)%	2,090	5.2%	3,314	7.9%	(36.9)%
Shaanxi	548	2.2%	1,032	5.0%	(46.9)%	798	2.0%	2,040	4.9%	(60.9)%
Liaoning	1,699	6.7%	1,629	7.9%	4.3%	2,660	6.6%	3,217	7.7%	(17.3)%
Hubei	3,702	14.7%	2,277	11.1%	62.6%	5,925	14.7%	4,495	10.8%	31.8%
Henan	919	3.6%	970	4.7%	(5.3)%	1,449	3.6%	1,917	4.6%	(24.4)%
Guangxi	1,047	4.1%	1,395	6.8%	(25.0)%	1,638	4.1%	2,755	6.6%	(40.5)%
Sichuan	654	2.6%	771	3.7%	(15.2)%	1,019	2.5%	1,520	3.6%	(33.0)%
Fujian (prior distributor	-	-	668	3.2%	(100.0)%	-	-	2,426	5.8%	(100.0)%
Total net sales-distributors	24,310	96.2%	20,588	100.0%	18.1%	38,429	95.0%	41,761	100.0%	(8.0)%
Fujian (company stores)	958	3.8%	-	-	N/A	2,012	5.0%	-	-	N/A
Total net sales	$25,268	100.0%	$20,588	100.00%	22.7%	$40,441	100.0%	$41,761	100.0%	(3.2)%

Cost of Sales and Gross Profit Margin (amounts in thousands, in $ except for percentages)

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated:

	Three Months Ended June 30,
	2012				2011
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$4,101	$2,264	$1,837	44.8%	$1,869	$1,041	$828	44.3%
Zhejiang	5,301	2,924	2,377	44.8%	4,162	2,318	1,844	44.3%
Shandong	3,668	2,026	1,642	44.8%	2,365	1,317	1,048	44.3%
Jiangxi	1,344	750	594	44.2%	1,772	987	785	44.3%
Yunnan	1,327	728	599	45.1%	1,678	935	743	44.3%
Shaanxi	548	299	249	45.4%	1,032	575	457	44.3%
Liaoning	1,699	939	760	44.7%	1,629	908	721	44.3%
Hubei	3,702	2,091	1,611	43.5%	2,277	1,269	1,008	44.3%
Henan	919	517	402	43.7%	970	540	430	44.3%
Guangxi	1,047	583	464	44.3%	1,395	777	618	44.3%
Sichuan	654	360	294	45.0%	771	429	342	44.7%
Fujian (prior distributor)	-	-	-	-	668	236	432	64.7%
Total - distributors	24,310	13,481	10,829	44.5%	20,588	11,332	9,256	45.0%
Fujian (company stores)	958	322	636	66.4%	-	-	-	-%
Total	$25,268	$13,803	$11,465	45.4%	$20,588	$11,332	$9,256	45.0%

	Six Months Ended June 30,
	2012				2011
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$6,512	$3,455	$3,057	46.9%	$3,692	$2,062	$1,630	44.2%
Zhejiang	8,477	4,519	3,958	46.7%	8,215	4,589	3,626	44.1%
Shandong	5,822	3,084	2,738	47.0%	4,670	2,609	2,061	44.1%
Jiangxi	2,039	1,089	950	46.6%	3,500	1,955	1,545	44.1%
Yunnan	2,090	1,114	976	46.7%	3,314	1,851	1,463	44.2%
Shaanxi	798	423	375	47.0%	2,040	1,139	901	44.2%
Liaoning	2,660	1,418	1,242	46.7%	3,217	1,797	1,420	44.1%
Hubei	5,925	3,215	2,710	45.7%	4,495	2,511	1,984	44.1%
Henan	1,449	786	663	45.8%	1,917	1,071	846	44.1%
Guangxi	1,638	862	776	47.4%	2,755	1,539	1,216	44.1%
Sichuan	1,019	528	491	48.2%	1,520	849	671	44.1%
Fujian (prior distributor)	-	-	-	-	2,426	1,217	1,209	49.8%
Total – distributors	38,429	20,493	17,936	46.7%	41,761	23,189	18,572	44.5%
Fujian (company stores)	2,012	700	1,312	65.2%	-	-	-	-%
Total	$40,441	$21,193	$19,248	47.6%	$41,761	$23,189	$18,572	44.5%

Total cost of sales for the three months ended June 30, 2012 increased by 21.8% from a year ago primarily due to increased sales.  Our cost of sales as a percentage of net sales was 54.6% and 55.0% for the three months ended June 30, 2012 and 2011, respectively.  Gross margin as a percentage of net sales increased slightly from 45.0% to 45.4% period over period due to our focus on selling higher margin products at higher price points.

Total cost of sales for the six months ended June 30, 2012 decreased by 8.6% from a year ago primarily due to lower sales during the six months ended June 30, 2012.  Our cost of sales as a percentage of net sales was 52.4% and 55.5% for the six months ended June 30, 2012 and 2011, respectively.  Gross margin as a percentage of net sales increased from 44.5% to 47.6% period over period.  Our gross margin increased due to our focus on selling higher margin products at higher price points.

Selling, General and Administrative Expenses (amounts in thousands, in $, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$11,465	45.4%	$9,256	44.96%	$19,248	47.6%	$18,572	44.47%
Operating Expenses:
Selling Expenses	3,554	14.1%	3,897	18.93%	5,989	14.8%	6,100	14.61%
General and Administrative Expenses	1,481	5.9%	992	4.82%	2,477	6.1%	2,331	5.58%
Total	5,035	19.9%	4,889	23.75%	8,466	20.9%	8,431	20.19%
Income from Operations	$6,430	25.4%	$4,367	21.21%	$10,782	26.7%	$10,141	24.28%

Selling expenses for the three months ended June 30, 2012 decreased by 8.8% as compared to the same period last year, and decreased by 1.8% for the six months ended June 30, 2012 as compared to the same period last year.  The slight decrease in selling expenses during the three and six months ended June 30, 2012 from the prior periods was due to timing differences relating to certain fashion show costs being expensed. We expect that our selling expenses will continue to increase as a percentage of total revenue and in absolute dollars as we continue our marketing efforts to support our existing distribution network and penetrate potential new markets, as well as to establish our brand amongst our target demographic.

General and administrative expenses for the three months ended June 30, 2012 increased by 49.3% from a year ago, and increased by 6.3% for the six months ended June 30, 2012 as compared to the same period last year.  The higher general and administrative costs during the three and six months ended June 30, 2012 as compared to the prior period was a result of operating our own retail stores, and we expect such costs will also increase as a percentage of our net sales and in absolute dollars going forward.

Change in Fair Value of Derivative Liability (amounts in thousands, in $)

We issued common stock purchase warrants to the investors in our financings completed during the fourth quarter of 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges.  For the three months ended June 30, 2012 and 2011, we recorded gains of $249 and $357, respectively.  For the six months ended June 30, 2012 and 2011, we recorded gains of $567 and $579, respectively.  In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Interest Income (amounts in thousands, in $)

Interest income for the three and six months ended June 30, 2012 amounted to $27 and $43, respectively, compared to $22 and $57 for the same three-month and six-month periods in 2011.

Income Tax Expenses (amounts in thousands, in $, except for percentages)

Income tax expense for the three and six months ended June 30, 2012 amounted to $1,841 and $4,031, respectively, compared to $984 and $2,536 for the same three-month and six-month periods in 2011.  The higher income tax expense for the three months ended June 30, 2012 was a result of higher operating income.  The higher income tax for the six months ended June 30, 2012 is attributable to an under-provision of income tax of $1,056 that represents a change in our estimate of the prior year income tax provision.  Certain prior year expenses that we believed were deductible were deemed to be non-deductible by the tax bureau after we had filed our annual report on Form 10-K on April 12, 2012.  Therefore, a provision was made for the additional income tax expense during the six months ended June 30, 2012.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in thousands, in $):

	Six Months Ended June 30,
	2012	2011
	(Amounts in thousands, in $)
Net cash provided by operating activities	$14,197	$5,772
Net cash used in investing activities	(37)	(2,531)
Net cash provided by / (used in) financing activities	(767)	124

Net cash provided by operating activities for the six months ended June 30, 2012 was mainly attributable to net income of $7,361, a decrease in accounts receivable of $10,963, and an increase in accounts payable of $4,172 that were collectively offset by increases in inventory $5,290 and trade deposits of $2,463.  Net cash provided by operating activities for the same period of 2011 was mainly attributable to net income of $8,233, a decrease in accounts receivable of $4,876 that were collectively offset by an increase in inventory of $5,240 and decreases in both accounts payable of $1,166 and income and other taxes payable of $1,133.

Net cash used in investing activities for the six months ended June 30, 2012 was due to leasehold improvements for a new store location.Net cash used in investing activities for the same period of 2011 resulted from the acquisition of our Fujian distributor’s retail network for $6,684, offset by the sale of a building and land use right relating to our discontinued manufacturing activities for $1,179, and the maturity of our time deposit of $3,020.

Net cash used in financing activities for the six months ended June 30, 2012 was mainly a result of repayments to our CEO for previous advances he made to our company.  Net cash used in financing activities for the six months ended June 30, 2011 was a result of payments on short term debt offset by advances made by our CEO.

As of June 30, 2012, we had cash and cash equivalents of $28,221, total current assets of $66,965 and current liabilities of $15,856.  Included in total current liabilities is $987 of penalties for failure to timely effectuate a registration statement in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

Of the 18 stores that we operated as of June 30, 2012, 7 have leases that require fixed rental payments.  The remaining 11 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following table summarizes our contractual obligations as of June 30, 2012, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1 year +
	(in thousands of dollars)
Contractual obligations :
Operating leases - corporate	103	82	21
Store leases	663	184	479

Total contractual obligations:	$766	$266	$500

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although we have a full time chief financial officer who is a certified public accountant and uses outside consultants to assist in the preparation of our financial statements, our accounting staff remains relatively inexperienced, and requires substantial additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.  As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date.  We look to take such other steps as necessary to address the weakness in our accounting staff.

As discussed in our annual report on Form 10-K for the year ended December 31, 2011, we believe that the following measures are necessary to remediate our material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (3) improve the interaction among our management, audit committee, and other external advisors.  As of June 30, 2012, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

As of and for the three months ended June 30, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, the Company issued an aggregate of 33,804 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when such investors converted an aggregate of 84,508 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing.  The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VLOV INC.
(Registrant)

Date: August 13, 2012	By:	/s/ Qingqing Wu
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer