Form 10-Q/A
period 2012-06-30
VLOV INC.
filed 2012-08-21
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

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

ITEM 6.        EXHIBITS.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation (2)
3.2	Amendment to Articles of Incorporation (for 1-for-100 reverse stock split), filed with the Nevada Secretary of State on January 12, 2009 (9)
3.3	Articles of Merger filed on March 4, 2009 and effective March 20, 2009 (3)
3.4	Certificate of Correction filed on March 6, 2009 (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on October 23, 2009 (4)
3.6	Bylaws (2)
3.7	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	Form of Common Stock Purchase Warrant for the Preferred Shares Financing (4)
4.4	Form of Common Stock Purchase Warrant for the Common Shares Financing (5)
4.5	Form of Common Stock Purchase Warrant issued to American Capital Ventures, Inc. (15)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Form of Securities Purchase Agreement for the Preferred Shares Financing (4)
10.7	Form of Escrow Agreement for the Preferred Shares Financing (4)
10.8	Form of Securities Purchase Agreement for the Common Shares Financing (5)
10.9	Supplemental Agreement dated February 18, 2009 (7)
10.10	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (10)
10.11	Bridge Loan and Financing Agreement dated June 11, 2008 (14)
10.12	Form of Securities Purchase Agreement dated February 13, 2009 (11)
10.13	Form of Securities Purchase Agreement dated February 12, 2009 (11)
10.14	Loanout Agreement with Worldwide Officers, Inc. dated April 27, 2010 (12)
10.15	Director Offer Letter with Jianhui Wang dated June 1, 2010 (13)
10.16	Acquisition of Distributorship Agreement between China Dong Rong and Xiamen Lianyu Commerce Co., Ltd. dated May 26, 2011 (17)
10.17	Loanout Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.18	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
10.19	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (18)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (11)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer **
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer **
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer **
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer **
99.1	Trademark License Contract for serial number 3871951 dated February 12, 2009 (11)
99.2	Trademark License Contract for serial number 3884844 dated February 12, 2009 (11)
99.3	Trademark License Contract for serial number 3884845 dated February 12, 2009 (11)
99.4	Trademark License Contract for serial number 4247545 dated February 12, 2009 (11)
99.5	Regional Distributorship Agreement between Yinglin Jinduren and C-002 of Mingzhu 100 Market dated May 25, 2009 (15)
99.6	Regional Distributorship Agreement between Yinglin Jinduren and Jinyang Commerce Co., Ltd. dated May 25, 2009 (15)
99.7	Regional Distributorship Agreement between Yinglin Jinduren and Jinduren Store, Tianqiao District, Jinan dated May 25, 2009 (15)
99.8	Regional Distributorship Agreement between Yinglin Jinduren and Clothwork Apparel, Wanma Plaza dated May 25, 2009 (15)
99.9	Land Use Right and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (16)
99.10	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (16)
99.11	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (16)
99.12	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (16)

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

**	Previously filed as an exhibit to the Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on August 13, 2012.

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on March 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on December 2, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on February 20, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 15, 2009, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on December 17, 2009, as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(10)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(12)	Filed on May 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(13)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(14)	Filed on August 27, 2010, as an exhibit to our Amendment to Registration Statement on Form S-1/A, and incorporated herein by reference.
(15)	Filed on October 27, 2010, as an exhibit to our Amendment No. 3 to Registration Statement on Form S-1/A, and incorporated herein by reference.
(16)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(17)	Filed on August 22, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(18)	Filed on October 4, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VLOV INC.
(Registrant)

Date: August 21, 2012	By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer

Date: August 21, 2012	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer