Form 10-Q
period 2012-09-30
VLOV INC.
filed 2012-11-07
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	000-53155

VLOV INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5F, No. 151 Taidong Road Xiamen Guanyin Shan International Business Center Siming District, Xiamen City, Fujian Province People’s Republic of China	361008
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2012, the registrant had 2,603,481 shares of common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

OTHER PERTINENT INFORMATION

All share and per share information in this Form 10-Q give effect to the 1-for-2.5 reverse split of our common stock  effected on December 12, 2011, and the 1-for-3 reverse split of our common stock effected on September 24, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VLOV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,608	$14,725
Accounts and other receivables	36,366	36,233
Trade deposits	-	3,482
Inventories	9,624	1,880
Prepaid expenses	60	85
Total current assets	66,658	56,405
Property, plant and equipment, net	1,400	2,197
Goodwill	5,247	5,219
TOTAL ASSETS	$73,305	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,769	$7,173
Accrued expenses and other payables	1,841	1,967
Amount due to a director/officers	699	1,216
Derivative liability - common stock warrants	10	673
Income and other taxes payable	2,047	3,002
Total current liabilities	12,366	14,031

Stockholders’ equity:
Common stock, $0.00001 par value, 13,333,334 shares authorized, 2,599,321 and 2,528,914 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 423,578 and 632,853 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively (liquidation preference $1,211,443 and $1,809,960)	602	900
Additional paid-in capital	10,479	9,718
Statutory reserve	913	913
Retained earnings	45,499	35,087
Accumulated other comprehensive income	3,445	3,171
Total stockholders' equity	60,939	49,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,305	$63,821

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; amounts in thousands - except for share and per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011

Net sales	$22,496	$15,955	$62,946	$57,820
Cost of sales	12,370	9,445	33,568	32,690
Gross profit	10,126	6,510	29,378	25,130

Operating expenses:
Selling expenses	4,382	3,153	10,272	9,375
General and administrative expenses	1,516	1,622	4,096	3,896
	5,898	4,775	14,368	13,271

Income from operations	4,228	1,735	15,010	11,859

Other income (expenses):
Change in fair value of derivative liability	96	258	663	837
Interest income	23	15	66	72
Interest expense	-	-	-	(8)
	119	273	729	901

Income before provision for income taxes	4,347	2,008	15,739	12,760
Provision for income taxes	1,295	400	5,327	2,950

Net income	3,052	1,608	10,412	9,810

Other comprehensive income:
Foreign currency translation adjustment	(105)	547	274	1,374

Comprehensive income	$2,947	$2,155	$10,686	$11,184

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	2,987	1,549	10,191	9,450
Net income attributable to preferred shareholders	65	59	221	360
Net income	$3,052	$1,608	$10,412	$9,810

Basic earnings per share- common	$1.16	$0.62	$3.99	$3.81

Diluted earnings per share	$1.15	$0.62	$3.96	$3.77

Weighted average number of common shares and participating preferred shares outstanding:

Basic	2,583,841	2,485,057	2,552,524	2,478,231

Diluted	2,651,267	2,600,391	2,627,902	2,599,896

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands – except for share and per share data)
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2012	2,528,914	$1	632,853	$900	$9,718	$913	$3,171	$35,087	$49,790

Net income								10,412	10,412
Issuance of shares to officers/directors	8,482				164				164
Issuance of shares to consultants	34,000				299				299
Adjustment for 1-for-3 reverse split	21
Foreign currency translation adjustment							274		274
Conversion of Preferred Stock to Common Stock	27,904		(209,275)	(298)	298				-

Balance at September 30, 2012	2,599,321	$1	423,578	$602	$10,479	$913	$3,445	$45,499	$60,939

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; amounts in thousands)

	Nine months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$10,412	$9,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	852	336
Stock compensation expense	464	81
Loss on disposal of property, plant and equipment	510	15
Change in fair value of derivative liability	(663)	(837)
(Increase) decrease in assets:
Accounts and other receivables	59	(2,203)
Trade deposits	3,505	(320)
Inventories	(7,744)	(3,358)
Prepaid expenses	26	110
Increase (decrease) in liabilities:
Accounts payable	559	(352)
Accrued expenses and other payables	(119)	824
Income and other taxes payable	(974)	(1,394)

Net cash provided by operating activities	$6,887	$2,712

Cash flows from investing activities:
Purchases of property, plant and equipment	(551)	(983)
Acquisition of a business	-	(6,684)
Proceeds from the sale of property, plant and equipment	-	1,188
Time deposits	-	3,020
Net cash used in investing activities	$(551)	$(3,459)

Cash flows from financing activities:
Amount due to/from a director	(523)	1,026
Payment of short-term debt	-	(616)
Net cash provided by / (used in) financing activities	(523)	410
Effect of exchange rate changes	70	453
Net increase in cash and cash equivalents	5,883	116
Cash and cash equivalents, beginning of period	14,725	12,013
Cash and cash equivalents, end of period	$20,608	$12,129

Supplemental disclosure of cash flow information:
Income taxes paid	$5,151	$4,345

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Description of business and organization

VLOV Inc. (the “Company”) was incorporated on October 30, 2006 in the State of Nevada, under the name “Sino Charter, Inc.”  The Company changed its name to “VLOV Inc.” on March 20, 2009 in connection with the stock exchange transaction described below.

On February 13, 2009, the Company completed a stock exchange transaction with the stockholders of Peng Xiang Peng Fei Investments Limited (“PXPF”), whereby 1,941,334 restricted shares of common stock were issued to the stockholders of PXPF in exchange for 100% of the common stock of PXPF (the “Share Exchange”).  The completion of the Share Exchange resulted in a change of control.

The Share Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby PXPF is deemed to be the accounting acquirer (legal acquiree) and the Company is the accounting acquiree (legal acquirer).  At the time of the Share Exchange, the Company had no assets or liabilities, and the 193,923 shares of its common stock outstanding immediately prior to the Share Exchange have been accounted for at their par value at the time of the Share Exchange.

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

In January 2011, however, the Company began transferring its business operations to Dong Rong (China) Co., Ltd.  (“China Dong Rong”), which is wholly-owned by HK Dong Rong, including all trademarks, sales contracts and design, marketing, sales and purchasing-related assets under Yinglin Jinduren.  As the Company’s manufacturing activities were discontinued and outsourced, such related assets, including manufacturing equipment, the building that housed such equipment and the land use right for the land on which the building sits, were sold to an unrelated third-party during the first quarter of 2011.  Such sales were completed, and all resulting proceeds were paid to Yinglin Jinduren during the first quarter of 2011, with the funds subsequently transferred to China Dong Rong.  All of the Company’s business operations are now carried out by China Dong Rong.

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008

HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008

China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded

Yinglin Jinduren	●	A PRC limited liability company	VIE by
	●	Incorporated on January 19, 2002	contractual
	●	Registered capital of RMB 10,000,000 ($1,237,000) fully paid by the majority shareholders of PXPF, Qingqing Wu and Zhifan Wu.	arrangements (1)
	●	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

(b)           Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren.  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of September 30, 2012, Yinglin Jinduren has no operations.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of September 30, 2012 and December 31, 2011, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(c)           Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions that the management is required to make.  Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, the identification and valuation of derivative instruments, and the recoverability of the carrying amounts of property, plant and equipment and goodwill. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from these estimates.

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

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its products.  Revenue from retail sales is recognized at each point of sale.  During the three and nine months ended September 30, 2012, such sales accounted for 4.6% and 4.8% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2011, such sales accounted for 8.1% and 2.2% of the Company’s total revenue, respectively.

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

(f)            Accounts receivable

Accounts receivable, including associated VATs, are unsecured, and are stated at the amount the Company expects to collect.  The Company may maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.   Interest is not normally charged on accounts receivable.   As of November 1, 2012, there were $3,390 in accounts receivable aged over 120 days from September 30, 2012 that had not been collected.  However, management believes that these accounts receivable are collectable and has therefore determined that no allowance for uncollectible amounts is necessary.

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

Management has performed an assessment and determined that there was no indication of impairment to goodwill during the three and nine months ended September 30, 2012.

(l)            Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”), China’s currency.  The accompanying unaudited consolidated financial statements are translated from RMB into U.S. Dollars (“US$” or “$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on September 30, 2012 and December 31, 2011 were US$1.00 to RMB6.33 and RMB6.36, respectively.  The average translation rates of US$1.00 to RMB6.33 and RMB6.40 were applied to the income statement accounts for the three months ended September 30, 2012 and 2011, respectively.  The average translation rates of US$1.00 to RMB6.32 and RMB6.49 were applied to the income statement accounts for the nine months ended September 30, 2012 and 2011, respectively.

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

(m)          Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  The foreign currency translation gain (loss) for the three months ended September 30, 2012 and 2011 were ($105,000) and $547,000 respectively.  The foreign currency translation gains for the nine months ended September 30, 2012 and 2011 were $274,000 and $1,374,000 respectively.   Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2009 through 2011 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated income and other comprehensive income statements.  During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any amount in interest and penalties.

(o)           Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of income and comprehensive income in the period in which the advertisements are first run.  Advertising expense for the three months ended September 30, 2012 and 2011 was approximately $1.47 million and $1.45 million, respectively.  Advertising expense for the nine months ended September 30, 2012 and 2011 was approximately $4.48 million and $4.30 million, respectively.

(p)           Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling expenses.  Shipping and handling costs for the three and nine months ended September 30, 2012 and 2011 were insignificant.

(q)           Research and development costs

The Company charges all product design and development costs to expense when incurred, and such costs are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income.  Such costs were approximately $0.76 million and $0.94 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $2.26 million and $2.14 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(v)           Recent accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02 Intangibles — Goodwill and Other (Topic 350).  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the provisions in this update is not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)           INVENTORIES

Inventories consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Finished goods	$9,624	$1,880

	$9,624	$1,880

(3)           TRADE DEPOSITS

Trade deposits consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Trade deposits	$-	$3,482

	$-	$3,482

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of December 31, 2011, the Company had trade deposits with 16 manufacturers. 86.0% of the balance as of December 31, 2011 was with the top seven manufacturers.

(4)           BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail network of 13 stores for $6,684,000 (RMB 44,100,000) in cash.  The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and the Company can benefit at the same time from the higher margins for retail sales.  The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province.  The Company completed this acquisition on June 30, 2011 and has reported its retail operations since July 1, 2011.  This acquisition resulted in a new segment, “company stores,” as further disclosed in Note 15.  Pro forma results of operations that include the acquired business for the three and nine months ended September 30, 2012 are not presented because the effects of the acquisition were not material to the Company’s financial results.

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

(5)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Leasehold improvements	$2,396	$2,826
Motor vehicles	56	56
Office equipment	67	66

Total property, plant and equipment	2,519	2,948
Less: accumulated depreciation	(1,119)	(751)

Property, plant and equipment, net	$1,400	$2,197

Depreciation expense was $206 and $312 for the three months ended September 30, 2012 and 2011, respectively, and $852 and $336 for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, the Company closed five company stores.  The leasehold improvements for these five store locations were disposed of for no consideration and had an unamortized value of $128 at September 30, 2012, resulting in a loss of $128.

During the three months ended September 30, 2012, the Company entered into a lease agreement for new office space, and expensed the remaining $382 of unamortized leasehold improvement for its old office space as the Company does not expect to receive any consideration from disposing such improvement.

During the nine months ended September 30, 2011, the Company disposed of its manufacturing equipment with a net book value of $145 on December 31, 2010, for $154, resulting in a gain of $9.

During the nine months ended September 30, 2011, the Company disposed of the building that housed its discontinued manufacturing activities and the land use right for the land on which the building sits, which collectively had a net book value of $1,013 on December 31, 2010, for $989, resulting in a loss of $24.

(6)           GOODWILL

Goodwill (see Note 4) consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Beginning of period	$5,219	$-
Goodwill on stores acquired	-	5,030
Exchange realignment	28	189

End of period	$5,247	$5,219

(7)           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Accrued salaries and wages	$81	$79
Accrued liquidated damages (Note 9)	987	987
Accrued expenses	570	699
Advertising subsidies payable	203	202
	$1,841	$1,967

(8)           RELATED PARTY TRANSACTIONS

Amount due to related parties consisted of the following as of September 30, 2012 and December 31, 2011  (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Mr. Qingqing Wu (1)	$581	$1,144
Mr. Bennet Tchaikovsky (2)	28	5
Ms. Ying (Teresa) Zhang (3)	90	67
	$699	$1,216

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents compensation and reimbursable expenses owed.
(3)	Represents cash compensation owed.

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

(9)           SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

On October 27, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (collectively the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) at $2.86 per share and to issue warrants to purchase shares of the Company’s common stock (the “Preferred Shares Financing”).  At the initial closing on October 27, 2009, the Company issued 1,446,105 Preferred Shares and Warrants to purchase 96,407 shares of common stock for gross proceeds of approximately $4.1 million.  At the final closing on November 17, 2009, the Company issued an additional 1,350,616 Preferred Shares and Warrants to purchase 90,041 shares of common stock for gross proceeds of approximately $3.9 million.  The 1,446,105 Preferred Shares issued on October 27, 2009 and the 1,350,616 Preferred Shares issued on November 17, 2009 are convertible into 192,814 common shares and 180,082 common shares, respectively.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”).  The Preferred Shares are convertible into 0.1333 shares of common stock at $21.45 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert when the Company’s common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities.  The Preferred Shares are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Additionally, as long as any Preferred Shares are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend its charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.

Each warrant entitles its holder to purchase one share of common stock at an exercise price of $25.725 per share (subject to certain adjustments) for a period of three years.  The Company is also entitled to redeem the warrants for the then applicable exercise price (currently $25.725) if the volume-weighted average price of the common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

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

In connection with the Preferred Shares Financing, the Company agreed to place $150,000 of its gross proceeds and Warrants to purchase up to 40,000 shares of common stock in an escrow account to be expended for investor relations, pursuant to the terms of an escrow agreement.

Gilford Securities, Incorporated acted as the placement agent in connection with the Preferred Shares Financing.

On December 1, 2009, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) with several accredited investors, including some of the Purchasers (the “Common Shares Purchasers”) pursuant to which the Company issued to the Common Shares Purchasers 87,138 shares of common stock at $21.45 per share and warrants to purchase 43,569 shares of Common Stock, for gross proceeds of approximately $1.87 million (the “Common Shares Financing”).  The terms of the warrants issued in connection with the Second Purchase Agreement are identical to the warrants issued in connection with the Purchase Agreement.

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review).  If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods.  The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011.  Accordingly, as of September 30, 2012 and December 31, 2011, the Company accrued the full amount of the liquidated damages or $987,000.

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

(10)         DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses a binomial option pricing model to value the common stock purchase warrants issued in connection with the Preferred Shares Financing and the Common Shares Financing (see Note 9).  In valuing these warrants at the time they were issued and at September 30, 2012 and December 31, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants.  All of the warrants can be exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the warrants, which has been estimated between 67% to 80% at September 30, 2012 and 75% at December 31, 2011, respectively, is based on a review of the volatility of entities considered by management as comparable.  The risk-free rates of return used of 0.06% to 0.08% at September 30, 2012 and 0.10% to 0.11% at December 31, 2011 are based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. Dividend is estimated at 0% at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, the following derivative liabilities related to the warrants were outstanding (in thousands except price per share and number of warrants):

Issue Date	Expiration Date	# of Warrants	Exercise Price Per Share	Value - December 31, 2011	Value - September 30, 2012
					(unaudited)
October 27, 2009	October 27, 2012	96,407	$25.725	$271	$2

November 17 2009	November 17, 2012	88,941	25.725	266	4

December 1, 2009	December 1, 2012	43,569	25.725	136	4

		228,917		$673	$10

During the three months ended September 30, 2012 and 2011, the Company recognized gains of $96 and $258, respectively, from the change in fair value of its warrant liability.  During the nine months ended September 30, 2012 and 2011, the Company recognized gains of $663 and $837, respectively, from the change in fair value of its warrant liability.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the nine months ended September 30, 2012 and 2011 (in thousands):

Warrants

Balance – January 1, 2011	$1,312
Issued	-
Exercised	-
Fair value adjustments	(837)
Balance- September 30, 2011	475
Issued	-
Exercised	-
Fair value adjustments	198
Balance- December 31, 2011	673
Issued	-
Exercised	-
Fair value adjustments	(663)
Balance- September 30, 2012	$10

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

(11)        COMMON STOCK

Amounts in the following discussion are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 13,333,334 shares of common stock, $0.00001 par value per share.  The Company had 193,923 common shares outstanding prior to the Share Exchange with PXPF, and, as described in Note 1, issued 1,941,334 common shares to the shareholders of PXPF in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of PXPF are assumed to have been outstanding on January 1, 2008, and the 193,923 shares held by the existing shareholders of the Company prior to the Share Exchange on February 13, 2009 are assumed to have been issued on that date in exchange for the net assets of the Company.

On December 1, 2009, the Company sold 87,138 shares of common stock to certain accredited investors (see Note 9).

During the year ended December 31, 2010, 1,100 warrants were exercised for, and 1,747,962 shares of convertible preferred stock were converted into 1,100 and 233,062 shares of common stock, respectively.

During the year ended December 31, 2011, 415,906 shares of convertible preferred stock were converted into 55,454 shares of common stock.

During the nine months ended September 30, 2012, 209,275 shares of convertible preferred stock were converted into 27,904 shares of common stock.

On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 1,334 shares of restricted common stock in four quarterly installments for her annual service.  The terms of the service agreement was continued on March 10, 2011 and 2012, with 1,334 shares of restricted common stock to be issued in four quarterly installments accordingly.  The trading value of the Company’s common stock on March 10, 2012 and 2011 was $11.91 and $11.79, respectively, and the total to be recognized for each these issuances over the year of service is $16 and $16, respectively. Compensation expense of $3 and $4 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $13 and $20 for the nine months ended September 30, 2012 and 2011, respectively.

On April 27, 2010, the Company entered into an agreement to issue 2,667 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 475 shares on June 30, 2010, 672 shares on September 30, 2010, 672 shares on December 31, 2010, 658 shares on March 31, 2011 and 190 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $37.50 per share for a total value of $100.  Compensation expense of $0 and $0 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $0 and $32 for the nine months ended September 30, 2012 and 2011, respectively.

On September 28, 2011, the Company entered into an agreement to issue 2,648 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The trading value of the granted shares on September 28, 2011 was $9.75 for a total value of $26.  Compensation expense of $0 and $26 was recognized for the three and nine months ended September 30, 2012 and 2011, respectively.

On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200 of its common stock for each one-year term of the chief financial officer, $100 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 10,256 shares were granted to WOI for the initial 6-month period term (“First Issuance”), and 8,482 shares for the subsequent 6-month term (“Second Issuance”), calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011 of $9.75, and on March 28, 2012 of $11.79, respectively.  The terms of agreement were continued on September 28, 2012 with 12,049 shares granted to WOI for the 6-month period of the renewal term (“Third Issuance”), calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2012 of $8.30.  The First Issuance vested in two installments of 5,128 shares each on December 27, 2011 and March 27, 2012.  The Second Issuance vested in two installments of 4,241 shares each on June 27 and September 27, 2012.  The Third Issuance will vest in two installments of 6,025 shares on December 27, 2012 and 6,024 shares on March 27, 2013.  For the First Issuance and Second Issuance, compensation expense of $48 and $2 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $149 and $2 for the nine months ended September 30, 2012 and 2011, respectively.  For the Third Issuance, compensation expense of $2 and $0 was recognized for the three and nine months ended September 30, 2012 and 2011, respectively.

On May 25, 2012, the Company’s Board of Directors ratified an agreement with a consultant to provide one year of strategic public relations services from May 4, 2012 to May 3, 2013 in exchange for 22,334 shares of its common stock to be issued under the Company’s 2012 Stock Plan.  The trading value of such shares on May 25, 2012 was $10.20, for a total value of $227.  Compensation expense of $0 and $0 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $227 and $0 for the nine months ended September 30, 2012 and 2011, respectively.  The shares were issued in July 2012.

On July 25, 2012, the Company’s Board of Directors ratified an agreement with a consultant to provide the Company with general advice and consulting services regarding the Company’s expansion into the Taiwan market from July 20, 2012 to July 19, 2013 in exchange for 11,667 shares of its common stock to be issued under the Company’s 2012 Stock Plan.  The trading value of such shares on July 25, 2012 was $6.15, for a total value of $72.  Compensation expense of $72 and $0 was recognized for the three months ended September 30, 2012 and 2011, respectively, and $72 and $0 for the nine months ended September 30, 2012 and 2011, respectively. The shares were issued in July 2012.

A summary of the status of the Company’s non-vested shares as of September 30, 2012, and changes during the year ended December 31, 2011, is presented below:

Non-vested shares	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2011	1,181	$39.96
Granted	14,237	9.98
Vested	(4,495)	$18.00
Forfeited	-	-
Non-vested at September 30, 2011	10,923	$9.90
Granted	-	$-
Vested	(5,462)	$9.87
Forfeited	-	-
Non-vested at December 31, 2011	5,461	$9.93
Granted	55,865	9.23
Vested	(48,889)	$9.50
Forfeited	-	-
Non-vested at September 30, 2012	12,437	$8.47

As of September 30, 2012, there was $105 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors.  This cost is expected to be recognized by March 27, 2013.  The total fair value of shares vested during the three months ended September 30, 2012 and 2011 was $124 and $31, respectively.  The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $464 and $79, respectively.

On December 12, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.   On September 24, 2012, the Company effected a 1-for-3 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized common stock.  All common share and per share amount, and exercise prices of common stock purchase warrants and options disclosed herein and in the accompanying consolidated unaudited financial statements have been retroactively restated to reflect both reverse stock splits.

At September 30, 2012, there were 2,599,321 shares of common stock issued and outstanding.

(12)         PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively (see Note 9).  Up to December 31, 2011, 2,163,868 Preferred Shares were converted, and at December 31, 2011, 632,853 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,810.  During the nine months ended September 30, 2012, 209,275 Preferred Shares were converted into 27,904 shares of common stock, and at September 30, 2012, 423,578 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,211.

(13)         EARNINGS PER SHARE

The following amounts are in thousands except for share data (shares and earnings per share):

(a)            Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three and nine months ended September 30, 2012 and 2011, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1-for-0.1333 common share basis), and participating preferred shares outstanding during the periods shown.

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Income attributable to common shareholders of the Company	2,987	1,549	10,191	9,450
Income attributable to preferred shareholders of the Company	65	59	221	360
Net income	$3,052	$1,608	$10,412	$9,810
Weighted average number of common shares outstanding	2,583,841	2,485,057	2,552,524	2,478,231

(b)           Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.  The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 in connection with the Preferred Shares Financing, and the Warrants issued in connection with both the Preferred Shares Financing and the Common Shares Financing in December 2009.  The Warrants are assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants.  The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-0.1333 basis.  Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used.  The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants.

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net income	$3,052	$1,608	$10,412	$9,810
Weighted average number of common shares outstanding	2,583,841	2,485,057	2,552,524	2,478,231

Adjustment for:
Preferred stock	67,426	115,334	75,378	121,665
	2,651,267	2,600,391	2,627,902	2,599,896

For the three and nine months ended September 30, 2012 and 2011, 228,917 common stock purchase warrants are excluded from the calculation of diluted earnings per share as they are anti-dilutive.

(14)         INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
PRC enterprise income tax- current	$1,295	$400	$5,327	$2,950

As of September 30, 2012 and December 31, 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

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

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of September 30, 2012.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Theoretical tax expense calculated at PRC statutory Enterprise income tax rate of 25%	1,087	502	3,935	3,190
Tax adjustment for prior year	-	-	1,056	-
Tax effect of non-deductible expenses	232	(38)	553	(31)
Other	(24)	(64)	(217)	(209)
Effective tax expense	$1,295	$400	$5,327	$2,950

The tax adjustment for the prior year represents a change in management’s estimate of the prior year income tax provision.  Certain expenses that the Company believed were deductible were deemed non-deductible by the PRC tax bureau subsequent to the Company's filing of its annual report on Form 10-K on April 12, 2012.  A provision was therefore made for the additional income tax during 2012.  Non-deductible expenses for the three and nine months ended September 30, 2012 and 2011 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

The New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2012. Total undistributed earnings of these PRC subsidiaries at September 30, 2012 was RMB340,477,569 ($53,829,595).

(15)       SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  During the three and nine months ended September 30, 2012, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at company stores.  These reportable segments represent the two ways that the Company sells its products: (1) to its distributors who then sell the products to consumers, and (2) directly to consumers (via company stores).  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company stores, however, require different types of management focus and as such are managed separately.  As of September 30, 2012, the Company’s distributors operated 435 points of sale, and the Company operated 19 company stores.

Condensed information with respect to the two reportable business segments for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Net sales:
Distributors	21,458	14,668	59,894	56,533
Company stores	1,038	1,287	3,052	1,287
	22,496	15,955	62,946	57,820

Cost of sales:
Distributors	12,020	9,029	32,521	32,274
Company stores	350	416	1,047	416
	12,370	9,445	33,568	32,690

Selling expenses:
Distributors	3,708	2,581	8,145	8,828
Company stores	674	572	2,127	547
	4,382	3,153	10,272	9,375

General and administrative expenses:
Distributors	727	863	2,152	2,096
Company stores	35	362	110	334
Other	754	397	1,834	1,466
	1,516	1,622	4,096	3,896
Income (loss) before provision for income taxes
Distributors	5,003	2,195	17,076	13,335
Company stores	(21)	(63)	(232)	(10)
Other (a)	(635)	(124)	(1,105)	(565)
	4,347	2,008	15,739	12,760

(a)
The Company does not allocate its general and administrative expenses from its activities in the United States, or the fair value changes of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	September 30, 2012	December 31, 2011
	(unaudited)
Identifiable long lived assets at September 30, 2012 and December 31, 2011 (net of depreciation and amortization):
Corporate	$555	$54
Distributors	-	-
Company stores	6,092	7,362
	$6,647	$7,416

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

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reach 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  As of December 31, 2011 and September 30, 2012, the statutory reserves were not funded as China Dong Rong only commenced operations in December 2010.  The Company plans to start funding the statutory reserves by the end of 2012.

(17)      LEASE COMMITMENTS

Company leases: (in thousands)

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $28 and $10 for the three months ended September 30, 2012 and 2011, respectively, and $87 and $78 for the nine months ended September 30, 2012 and 2011, respectively.

Store leases: (in thousands)

As of September 30, 2012, the Company operated 19 company stores, including the 9 initially acquired on June 30, 2011 and 10 opened thereafter.  Of the leases for these stores, 7 require fixed rent payments.  The remaining 12 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for fixed-rent leases amounted to $42 and $76 for the three months ended September 30, 2012 and 2011, respectively, and $390 and $76 for the nine months ended September 30, 2012 and 2011, respectively.  Rent expense for leases based on store revenues was $126 and $201 for the three months ended September 30, 2012 and 2011, respectively, and $411 and $201 for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum payments under long-term, non-cancelable leases as of September 30, 2012, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total future minimum payments
Three months Ending December 31,
2012	$62	$92	$154
Year ending December 31,
2013	$151	$339	$490
2014	136	140	276
2015	143	-	143
2016	150	-	150

	$642	$571	$1,213

(18)       BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements with 11 and 12 distributors at September 30, 2012 and 2011, respectively.  The Company had the following concentrations of business with each distributor (customer) constituting greater than 10% of the Company’s sales:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Distributors
Distributor A	19.8%	16.9%	20.5%	18.9%
Distributor B	15.0%	10.9%	14.8%	10.8%
Distributor C	13.5%	*	14.1%	10.7%
Distributor D	16.2%	*	16.1%	*

           * Denotes concentration of less than 10%

The Company’s concentrations of accounts receivable by distributors (customers) constituting greater than 10% of the Company's accounts receivable were as follows:

	September 30,
	2012	2011
Distributors
Distributor A	27.0%	25.1%
Distributor B	13.2%	11.7%
Distributor C	21.1%	11.2%
Distributor D	*	10.6%
Distributor E	19.8%	*

* Denotes concentration of less than 10%

The Company had the following concentrations of business with each vendor constituting greater than 10% of the Company’s purchases:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Vendors
Vendor A	*	13.2%	16.5%	12.6%
Vendor B	28.2%	13.8%	20.3%	*
Vendor C	11.4%	16.6%	10.2%	*
Vendor D	10.2%	15.4%	22.0%	*

* Denotes concentration of less than 10%

The Company had the following concentrations of business with each creditor constituting greater than 10% of the Company’s trade payables:

	September 30,
	2012	2011
	(unaudited)	(unaudited)
Creditors
Creditor A	*	16.2%
Creditor B	*	12.6%
Creditor C	*	10.8%
Creditor D	*	11.4%
Creditor E	19.3%	11.3%
Creditor F	48.8%	*
Creditor G	10.7%	*
Creditor H	12.4%	*

* Denotes concentration of less than 10%

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(19)       BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, China Dong Rong participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby China Dong Rong is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme are charged to the income statement as incurred.  Contributions to the Scheme were $23,000 and $22,000 for the three months ended September 30, 2012 and 2011 respectively, and $73,000 and $40,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of September 30, 2012, our products were sold at 19 POS that we operate directly (“company stores”) and 435 POS that our distributors operate.

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

Revenue Recognition

Sales of goods - distributors

Products for our distributors are manufactured by third parties based on orders that we receive from our distributors.  We are responsible for product design, product specification, pricing to the customer, the choice of third party manufacturers, product quality and credit risk associated with the customer receivable.  As such, we act as a principal, not as an agent, and records revenues on a gross basis.

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

Sales of goods - retail

In July 2011, we began operating company stores.  Revenue from retail sales is recognized at each point of sale.  During the three months ended September 30, 2012 and 2011, such sales accounted for 4.6% and 8.1% of our total revenue, respectively.  During the nine months ended September 30, 2012 and 2011, such sales accounted for 4.8% and 2.2% of our total revenue, respectively.

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

Our accounts receivable aging was as follows for the periods described below (amounts in thousands):

	September 30, 2012	December 31, 2011
From date of invoice to customer	(unaudited)
0 – 30 days	6,457	15,968
31 – 60 days	5,842	10,531
61 – 90 days	11,400	8,421
91 – 120 days	4,467	1,313
121 – 150 days	6,158
151 – 180 days	2,042	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$36,366	$36,233

On average, we collect our receivables within 90 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of $36,366 in receivables as of September 30, 2012, $10,031 was collected as of November 1, 2012.

Goodwill

As a result of acquiring the retail stores of our Fujian distributor in June 2011, we began operating company stores selling our products.  As our purchase price exceeded the net of the amounts assigned to assets acquired and liabilities assumed, the excess value was recognized as goodwill.

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

Management has performed an assessment and determined that there was no indication of impairment to goodwill during the three and nine months ended September 30, 2012.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through September 30, 2012 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.  At September 30, 2012, the warrants that we issued in 2009 in connection with sales of our series A convertible preferred stock and our common stock were accounted for as derivative instrument liabilities.  We determine the fair value of these instruments using a binomial option pricing model.  That model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on the historical experience of other entities considered comparable to us.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  The rates of exchange quoted by the PBOC on September 30, 2012 and December 31, 2011 were US$1.00 to RMB6.33 and RMB6.36, respectively.  The average translation rates of US$1.00 to RMB6.33 and RMB6.40 were applied to the income statement accounts for the three months ended September 30, 2012 and 2011, respectively, and US$1.00 to RMB6.32 and RMB6.49 were applied to the income statement accounts for the nine months ended September 30, 2012 and 2011, respectively.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2012 and 2011

	Three Month Ended September 30,				Nine Month Ended September 30,
	2012		2011		2012		2011
	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales	Amount	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Net sales	$22,496	100.0%	$15,955	100.0%	$62,946	100.0%	$57,820	100.0%
Gross profit	10,126	45.0%	6,510	40.8%	29,378	46.7%	25,130	43.5%
Operating expense	5,898	26.2%	4,775	29.9%	14,368	22.8%	13,271	23.0%
Income from operations	4,228	18.8%	1,735	10.9%	15,010	23.8%	11,859	20.5%
Other expenses /(income)	(119)	(0.5)%	(273)	(1.7)%	(729)	(1.2)%	(901)	(1.6)%
Income tax expenses	1,295	5.8%	400	2.5%	5,327	8.5%	2,950	5.1%

Net income	$3,052	13.6%	$1,608	10.1%	$10,412	16.5%	$9,810	17.0%

Net Sales (amounts in thousands, in $, except for percentages)

Net sales for the three months ended September 30, 2012 increased by 41.0% from the same period in 2011, while net sales for the nine months ended September 30, 2011 increased by 8.9% from the same period of 2011.  Net sales for the three and nine months ended September 30, 2012 and 2011 were primarily generated from sales to our distributors, who retail our products at their POS throughout northern, central and southern China.  The increased sales for the three months ended September 30, 2012 was primarily attributable to sales to our Beijing, Shandong, Hubei and Zhejiang distributors, partially offset by decreases in sales to our distributors in Jiangxi and Shaanxi.  The slight increase in sales for the nine months ended September 30, 2012 was primarily attributable to increased sales to our Beijing, Shandong and Zhejiang distributors, partially offset by decreased sales to our Jiangxi and Shaanxi distributors.

Our apparels are targeted toward middle to upper class Chinese men from the ages of 20 to 45, who we believe tend to be very brand conscious.  We have been allocating additional resources in Beijing, Zhejiang, Shandong and Hubei where the standard of living is generally higher and consumers are generally more brand conscious and receptive to our higher-end products.  Such efforts yielded increased sales in these regions during the three and nine months ended September 30, 2012.  On the other hand, sales in other, less-affluent regions declined during the same periods as customers in these regions were less receptive to our upscale products.

We strive to continue creating more upscale products and to educate and work closely with our distributors on how to best showcase our products, such as through higher-end stand-alone stores and store-in-stores which we believe strengthen the image and exclusivity of our brand among our target demographic.  Our distributors have been responsive to our efforts by closing many of their lower-end counters and concessions, although doing so has impacted our revenue growth during the nine months ended September 30, 2012.  However, we believe that our upscale strategy will drive our margins and profitability in the long-term.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Month Ended September 30,					Nine Month Ended September 30,
	2012		2011			2012		2011
					Growth					Growth
					(Decline)					(Decline)
					in 2012					in 2012
					compared					compared
		% of net		% of net	With		% of net		% of net	with
	Amount	sales	Amount	sales	2011	Amount	sales	Amount	sales	2011
	(Amounts in thousands, in U.S. Dollars,					(Amounts in thousands, in U.S. Dollars,
	except for percentages)					except for percentages)

Beijing	$3,636	16.2%	$1,469	9.2%	147.5%	$10,149	16.1%	$5,169	8.9%	96.3%
Zhejiang	4,446	19.8%	2,703	16.9%	64.5%	12,924	20.5%	10,946	18.9%	18.1%
Shandong	3,035	13.5%	1,521	9.5%	99.5%	8,858	14.1%	6,206	10.7%	42.7%
Jiangxi	1,054	4.7%	1,389	8.7%	(24.1%)	3,093	4.9%	4,898	8.5%	(36.9%)
Yunnan	1,195	5.3%	1,307	8.2%	(8.6%)	3,285	5.2%	4,629	8.0%	(29.0%)
Shaanxi	377	1.7%	831	5.2%	(54.6%)	1,175	1.9%	2,875	5.0%	(59.1%)
Liaoning	1,462	6.5%	1,130	7.1%	29.4%	4,123	6.6%	4,357	7.6%	(5.4%)
Hubei	3,379	15.0%	1,742	10.9%	94.0%	9,305	14.8%	6,249	10.8%	48.9%
Henan	797	3.5%	794	5.0%	0.4%	2,246	3.6%	2,715	4.7%	(17.3%)
Guangxi	896	4.0%	1,114	7.0%	(19.6%)	2,535	4.0%	3,875	6.7%	(34.6%)
Sichuan	598	2.7%	668	4.2%	(10.5%)	1,617	2.6%	2,191	3.8%	(26.2%)
Shanghai	583	2.6%	-	-	N/A	584	0.9%	-	-	N/A
Fujian (prior distributor	-	-	-	-	-	-	-	2,423	4.2%	N/A
Total net sales - distributors	21,458	95.4%	14,668	91.9%	46.3%	59,894	95.2%	56,533	97.8%	5.9%
Fujian (company stores)	1,038	4.6%	1,287	8.1%	(19.4%)	3,052	4.8%	1,287	2.2%	137.1%
Total net sales	$22,496	100.0%	$15,955	100.0%	41.0%	$62,946	100.0%	$57,820	100.0%	8.9%

Cost of Sales and Gross Profit Margin (amounts in thousands, in $ except for percentages)

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated:

	Three Months Ended September 30,
	2012				2011
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$3,636	$2,037	$1,599	44.0%	$1,469	$905	$564	38.4%
Zhejiang	4,446	2,501	1,945	43.8%	2,703	1,638	1,065	39.4%
Shandong	3,035	1,705	1,330	43.8%	1,521	931	590	38.8%
Jiangxi	1,054	590	464	44.0%	1,389	855	534	38.4%
Yunnan	1,195	669	526	44.0%	1,307	801	506	38.7%
Shaanxi	377	211	166	44.0%	831	518	313	37.7%
Liaoning	1,462	819	643	44.0%	1,130	700	430	38.1%
Hubei	3,379	1,893	1,486	44.0%	1,742	1,058	684	39.3%
Henan	797	446	351	44.0%	794	499	295	37.2%
Guangxi	896	502	394	44.0%	1,114	693	421	37.8%
Sichuan	598	335	263	44.0%	668	431	237	35.5%
Shanghai	583	312	271	46.5%	-	-	-	-
Total - distributors	21,458	12,020	9,438	44.0%	14,668	9,029	5,639	38.3%
Fujian (company stores)	1,038	350	688	66.3%	1,287	416	871	67.7%
Total	$22,496	$12,370	$10,126	45.0%	$15,955	$9,445	$6,510	40.8%

	Nine months Ended September 30,
	2012				2011
	Net Sales	Cost of sales	Gross profit	Gross margin	Net Sales	Cost of sales	Gross profit	Gross margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)

Beijing	$10,149	$5,493	$4,656	45.9%	$5,169	$2,944	$2,225	43.1%
Zhejiang	12,924	7,021	5,903	45.7%	10,946	6,198	4,748	43.4%
Shandong	8,858	4,790	4,068	45.9%	6,206	3,527	2,679	43.2%
Jiangxi	3,093	1,679	1,414	45.7%	4,898	2,794	2,104	43.0%
Yunnan	3,285	1,784	1,501	45.7%	4,629	2,637	1,992	43.0%
Shaanxi	1,175	634	541	46.0%	2,875	1,646	1,229	42.8%
Liaoning	4,123	2,238	1,885	45.7%	4,357	2,486	1,871	42.9%
Hubei	9,305	5,109	4,196	45.1%	6,249	3,550	2,699	43.2%
Henan	2,246	1,232	1,014	45.2%	2,715	1,560	1,155	42.5%
Guangxi	2,535	1,365	1,170	46.2%	3,875	2,218	1,657	42.8%
Sichuan	1,617	863	754	46.6%	2,191	1,271	920	42.0%
Shanghai	584	313	271	46.4%	-	-	-	-
Fujian (prior distributor)	-	-	-	-	2,423	1,443	980	40.5%
Total – distributors	59,894	32,521	27,373	45.7%	56,533	32,274	24,259	42.9%
Fujian (company stores)	3,052	1,047	2,005	65.7%	1,287	416	871	67.7%
Total	$62,946	$33,568	$29,378	46.7%	$57,820	$32,690	$25,130	43.5%

Total cost of sales for the three months ended September 30, 2012 increased by 31.0% from a year ago primarily due to increased sales.  Our cost of sales as a percentage of net sales was 55.0% and 59.2% for the three months ended September 30, 2012 and 2011, respectively.  Gross margin as a percentage of net sales increased from 40.8% to 45.0% period over period due to our focus on selling higher margin products at higher price points.

Total cost of sales for the nine months ended September 30, 2012 increased by 2.7% from a year ago primarily due to increased sales during the nine months ended September 30, 2012.  Our cost of sales as a percentage of net sales was 53.3% and 56.5% for the nine months ended September 30, 2012 and 2011, respectively.  Gross margin as a percentage of net sales increased from 43.5% to 46.7% period over period due to our focus on selling higher margin products at higher price points.

Selling, General and Administrative Expenses (amounts in thousands, in $, except for percentages)

	Three Months Ended September 30,				Nine months Ended September 30,
	2012		2011		2012		2011
	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales	$	% of Total Net Sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)				(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$10,126	45.0%	$6,510	40.8%	$29,378	46.7%	$25,130	43.5%
Operating Expenses:
Selling Expenses	4,382	19.5%	3,153	19.8%	10,272	16.3%	9,375	16.2%
General and Administrative Expenses	1,516	6.7%	1,622	10.2%	4,096	6.5%	3,896	6.7%
Total	5,898	26.2%	4,775	29.9%	14,368	22.8%	13,271	23.0%
Income from Operations	$4,228	18.8%	$1,735	10.9%	$15,010	23.8%	$11,859	20.5%

Selling expenses for the three months ended September 30, 2012 increased by 39.0% as compared to the same period last year, and increased by 9.6% for the nine months ended September 30, 2012 as compared to the same period last year.  The increase for the three months ended September 30, 2012 was primarily a result of the timing of certain costs relating to our distributor sales fair held in August 2012.  The increase for the nine months ended September 30, 2012 resulted from the operations of our company stores.  We expect that our selling expenses will continue to increase as a percentage of total revenue and in absolute dollars as we continue our marketing efforts to support both our company stores and our existing distribution network and to penetrate potential new markets, as well as to establish our brand amongst our target demographic.

General and administrative expenses for the three months ended September 30, 2012 decreased by 6.5% from a year ago, and increased by 5.1% for the nine months ended September 30, 2012 as compared to the same period last year.  Although the changes were nominal for the three and nine months ended September 30, 2012 over the prior periods, we expect that such expenses will increase as a percentage of total revenue and in absolute dollars as we continue to penetrate potential new markets and expand our operations.

Change in Fair Value of Derivative Liability (amounts in thousands, in $)

We issued common stock purchase warrants to the investors in our financings completed during the fourth quarter of 2009.  These warrants are accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as these are non-cash charges.  For the three months ended September 30, 2012 and 2011, we recorded gains of $96 and $258, respectively.  For the nine months ended September 30, 2012 and 2011, we recorded gains of $663 and $837, respectively.  These warrants will expire during the fourth quarter of 2012.

Interest Income (amounts in thousands, in $)

Interest income for the three and nine months ended September 30, 2012 amounted to $23 and $66, respectively, compared to $15 and $72 for the same three-month and nine-month periods in 2011.

Income Tax Expenses (amounts in thousands, in $, except for percentages)

Income tax expense for the three and nine months ended September 30, 2012 amounted to $1,295 and $5,327, respectively, as compared to $400 and $2,950 for the same periods in 2011.  The higher income tax expense for the three months ended September 30, 2012 was a result of additional operating income.  The higher income tax for the nine months ended September 30, 2012 is attributable to higher operating income and an under-provision of income tax of $1,056 that represents a change in our estimate of the prior year income tax provision.  Certain prior year expenses that we believed were deductible were deemed to be non-deductible by the tax bureau subsequent to filing our annual report on Form 10-K on April 12, 2012.  Therefore, a provision was made for the additional income tax expense during the nine months ended September 30, 2012.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in thousands, in $):

	Nine months Ended September 30,
	2012	2011
	(Amounts in thousands, in $)
Net cash provided by operating activities	$6,887	$2,712
Net cash used in investing activities	(551)	(3,459)
Net cash provided by/(used in) financing activities	(523)	410

Net cash provided by operating activities for the nine months ended September 30, 2012 was primarily attributable to net income of $10,412 and a decrease in trade deposits of $3,505 that were collectively offset by an increase in inventories of $7,744. Net cash provided by operating activities for the nine months ended September 30, 2011 was primarily attributable to net income of $9,810 offset by increases in accounts receivable of $2,203 and inventories of $3,358.

Net cash used in investing activities for the nine months ended September 30, 2012 was due to additional leasehold improvements from opening company operated stores as well as improvements to our newly leased corporate office space.  Net cash used in investing activities for the same period of 2011 was $3,459, from acquisition of a business for $6,684 and leasehold improvements at seven new store locations and other purchases totaling $983, offset by the maturity of a previously purchased time deposit of $3,020 and the sales of the building and land use right relating to our discontinued manufacturing activities for $1,143.

Net cash used in financing activities for the nine months ended September 30, 2012 was mainly a result of repayments of advances made by our Chairman.  Net cash provided by financing activities for the nine months ended September 30, 2011 resulted from our Chairman’s loan to us of $1,026 that was partially offset by short-term loan repayments of $616.

As of September 30, 2012, we had cash and cash equivalents of $20,608, total current assets of $66,658 and current liabilities of $12,366.  Included in total current liabilities is $987 of penalties for failure to timely effectuate a registration statement in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

Of the 19 stores that we operated as of September 30, 2012, seven have leases that require fixed rental payments.  The remaining 12 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following table summarizes our contractual obligations as of September 30, 2012, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Future minimum payments - Corporate	Future minimum payments- Stores	Total future minimum payments
Three months Ending December 31,
2012	$62	$92	$154
Year ending December 31,
2013	$151	$339	$490
2014	136	140	276
2015	143	-	143
2016	150	-	150
	$642	$571	$1,213

Operating lease amounts included minimum lease payments under our non-cancelable operating lease for our office as well as certain computer and office equipment that we utilize under certain lease arrangements.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

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

As discussed in our annual report on Form 10-K for the year ended December 31, 2011, we believe that the following measures are necessary to remediate our material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (3) improve the interaction among our management, audit committee, and other external advisors.  As of September 30, 2012, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As of and for the three months ended September 30, 2012, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2012, the Company issued an aggregate of 27,904 shares of common stock to certain of the investors in the Company’s financing completed in November 2009 (the “Financing”), when such investors converted an aggregate of 209,275 shares of the Company’s series A convertible preferred stock issued to them in connection with the Financing.  The shares of common stock were issued in accordance with and in reliance upon the exemption from securities registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation, as amended *
3.6	Bylaws (2)
3.7	Amendment to the Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

VLOV INC.
(Registrant)

Date: November 7, 2012	By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer

Date: November 7, 2012	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer