Form 10-K
period 2012-12-31
VLOV INC.
filed 2013-04-16
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________________________________ to ________________________________________

Commission File Number:	000-53155

VLOV INC.
(Exact name of issuer as specified in its charter)

Nevada	20-8658254
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5F, No. 151 Taidong Road Xiamen Guanyin Shan International Business Center Siming District, Xiamen City Fujian Province 361008 People’s Republic of China	361008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+86 (592) 2345999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.6 million, based on a closing price of $9.03 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

As of April 10, 2013, the registrant had 2,637,753 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012

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

In this Form 10-K, references to “we,” “our,” “us,” “VLOV” or the “Company” refer collectively to VLOV Inc. and its subsidiaries, variable interest entity and affiliated companies.

Other Pertinent Information

All share and per share information in this Form 10-K give effect to the 1-for-2.5 reverse split of our common stock  effected on December 9, 2011, and the 1-for-3 reverse split of our common stock effected on September 24, 2012.

PART I

ITEM 1.	BUSINESS.

Overview

We design, market and distribute apparel and related products targeted at 20-45 years old men under the “VLOV” brand.  We currently carry two product lines: (1) Esquire and (2) Richard Wu.

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of December 31, 2012, all of our products were sold at POS throughout China, including 404 that our distributors operate and 17 that we operate directly (“company stores”).  In January 2013, one of our distributors also began selling our apparel in New York City.  See “Our Distribution Channel and Customers” below.

Our goal is to provide stylish, fashion-forward clothing, to our target customers.  As such, we maintain and exercise control over advertising and marketing activities from our headquarters in Fujian Province, China, where we set the tone for integrity, consistency and direction of the VLOV brand image.  Additionally, we set guidelines for our distributors as to how our products are to be advertised and displayed.

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

As Yinglin Jinduren has had no operations since early 2011, we may dissolve, and exit from the contractual arrangements with, it sometime in the future.  Until then, we will continue to operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

History and Corporate Structure

We were incorporated in Nevada on October 30, 2006, originally under the name “Sino Charter, Inc.,” with a principal business objective to provide internet-based flight charter booking for East Asia.  Prior to share exchange transaction with Peng Xiang Peng Fei Investments Limited (“PXPF”) described below, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On August 1, 2008, MMH Group, LLC (“MMH”) entered into a stock purchase agreement with Bradley Miller, who had been our sole director and officer since our incorporation date, to acquire from him 13,334 shares of our common stock.  The transaction closed on August 4, 2008, and concurrently with the closing, MMH sold 3,200 shares to Ancora Greater China Fund, L.P. (“Ancora”), and 7,467 shares to Pope Investments II, LLC (“Pope”), leaving MMH with 2,667 shares.  MMH is owned by Matthew Hayden, who replaced Mr. Miller as our sole director and officer until the share exchange transaction with PXPF described below.

On January 12, 2009, we effected a 1-for-100 reverse split of our common stock by filing a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

On February 12, 2009, we entered into a securities purchase agreement with MMH, Ancora and Pope, pursuant to which we sold 13,707 shares of our common stock to MMH, 16,448 shares to Ancora and 38,379 shares to Pope.  On February 13, 2009, we sold an additional 108,600 shares of our common stock to four purchasers.

On February 13, 2009 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) with PXPF and its shareholders who, immediately prior to the closing of the transactions contemplated by the Exchange Agreement (the “Share Exchange”), collectively held 100% of PXPF’s issued and outstanding share capital (the “BVI Shareholders”).  On the Closing Date, we issued 1,941,334 shares of common stock to the BVI Shareholders in exchange for all of their equity interests in PXPF.  The BVI Shareholders became our controlling shareholders, PXPF became our wholly-owned subsidiary, and we acquired the business and operations of PXPF.  Immediately prior to the Share Exchange, we had 193,923 shares of common stock outstanding, including 16,374 shares held by MMH, as well as 19,648 shares held by Ancora and 45,846 shares held by Pope.  Immediately after the Share Exchange, we had 2,135,256 shares of common stock outstanding.  In connection with the Share Exchange, we changed our name from “Sino Charter, Inc.” to “VLOV Inc.” on March 4, 2009, to better reflect our business operations.

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

In November 2009, we raised approximately $8 million through a private placement of our series A convertible preferred stock and common stock purchase warrants.  In December 2009, we raised an additional $1.87 million through a private placement of our common stock and common stock purchase warrants.  The registration statement for the securities sold in these transactions was declared effective on March 30, 2011, although we were required to have the registration effective by May 16, 2010.  As such, we have accrued $987,000 in estimated liquidated damages to the investors in these two transactions, which we plan to pay as soon as practically possible.  All of the warrants issued in these transactions expired in the fourth quarter of 2012.

On December 9, 2011, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock and a proportional reduction of our authorized shares of common stock, by filing a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 with the Nevada Secretary of State on November 16, 2011.

On September 24, 2012, we effected a 1-for-3 reverse stock split of our issued and outstanding common stock and a proportional reduction of our authorized shares of common stock, by filing a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 with the Nevada Secretary of State on September 13, 2012.

Unless otherwise indicated, all share and share price information regarding our common stock in this report takes into account the three stock splits described above.

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

On June 11, 2008, HK Dong Rong entered into a bridge loan and financing agreement (“Bridge Loan Agreement”) with Pope, Ancora (with Pope, collectively the “Bridge Loan Investors”) and MMH.  Under the Bridge Loan Agreement, MMH and the Bridge Loan Investors agreed to provide a U.S. public shell company suitable for the Share Exchange, and the Bridge Loan Investors also agreed to loan Korea Jinduren the sum of $550,000 (the “Bridge Loan”) for payment of professional fees and expenses incurred in connection with the Share Exchange.  The Bridge Loan Investors and MMH would collectively receive shares of common stock equal to 4% of our post-Share Exchange total outstanding and issued common stock.  Additionally, the Bridge Loan Investors would be repaid the Bridge Loan and collectively receive shares of our common stock equal to 1% of our post-Share Exchange total issued and outstanding common stock (the “Bridge Loan Shares”) on or after October 1, 2009 and only upon the completion of a financing.  23,267 shares of common stock were issued at the closing of the Share Exchange as the Bridge Loan Shares.  Both the Bridge Loan and the Bridge Loan Shares were placed in a third-party escrow account, and payments were made from such account as fees and expenses were incurred, and the Bridge Loan Shares held in escrow until their release to the Bridge Loan Investors was required.  On October 28, 2009, the entire amount of the Bridge Loan paid out for fees and expenses was repaid, and the balance of the Bridge Loan remaining in escrow, if any, returned to the Bridge Loan Investors.  The Bridge Loan Shares were released to the Bridge Loan Investors on December 28, 2009 and on March 15, 2010.

Dong Rong (China) Co., Ltd.

On November 19, 2009, China Dong Rong was established as the wholly-owned subsidiary of HK Dong Rong, with registered capital of $8 million, all of which has been funded.  China Dong Rong is deemed to be a wholly foreign owned enterprise, or WFOE, under applicable PRC law.  Under applicable PRC regulations, China Dong Rong is required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reaches $4 million, or 50% of its registered capital.  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles.  At December 31, 2012 and 2011, the statutory reserves amounted to RMB 20.1 million ($3.2 million) and nil, respectively, and China Dong Rong’s total accumulated net income distributable to us was $30.7 million and $14.5 million, respectively, which amounts are reflected as retained earnings on our consolidated balance sheets as of such dates included elsewhere in this report.  All of our design, marketing, sales and purchasing activities are presently carried out by China Dong Rong.  See “Transfer of Business Operations to China Dong Rong” below.

Jinjiang Yinglin Jinduren Fashion Limited

Yinglin Jinduren was organized in the PRC on January 19, 2002, and is owned by Qingqing Wu, our Chairman and Chief Executive Officer (“CEO”), and his brother Zhifan Wu (collectively the “Owners”).  Like China Dong Rong, Yinglin Jinduren has statutory reserves requirement (RMB 5 million based on its registered capital of RMB 10 million), which is fully funded.

Prior to January 1, 2011, all of our business operations were carried out by Yinglin Jinduren, to which neither we, PXPF nor HK Dong Rong own any equity interests.   Instead, we control Yinglin Jinduren through contractual arrangements that HK Dong Rong entered into with Yinglin Jinduren and the Owners.  See “Contractual Arrangements with Yinglin Jinduren and its Owners” below.  Through such contractual arrangements, we have substantially the same control of and rights to Yinglin Jinduren that we would have had through actual ownership of its equity interests.  Through these contractual arrangements, we provide consulting and other general business operation services to Yinglin Jinduren, and also have the ability to substantially influence its daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring approval of the equity owners.  As a result of these contractual arrangements, we are able to control Yinglin Jinduren and to receive, through a service fee earned by HK Dong Rong, all of the net income of Yinglin Jinduren, although we have generally allowed such amounts to be retained by Yinglin Jinduren to support its operations.  At December 31, 2012 and 2011, Yinglin Jinduren’s total accumulated net income distributable to us was $26.2 million and $26.2 million, respectively, which amounts are reflected as retained earnings on our consolidated balance sheets as of such dates included elsewhere in this report.  Our contractual agreements are silent as to the sharing of losses in the event that Yinglin Jinduren incurs losses in any period.  As a result, in the event Yinglin Jinduren incurs losses, we would expect to absorb such losses through our inability to collect the accumulated net income due to us.

As of the date of this report, Yinglin Jinduren has no operations as all of our design, marketing, sales and purchasing activities are being carried out by China Dong Rong.  See “Transfer of Business Operations to China Dong Rong” below.

Contractual Arrangements with Yinglin Jinduren and its Owners

Our relationships with Yinglin Jinduren and the Owners are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Yinglin Jinduren.  In the opinion of Allbright Law Offices, our PRC counsel, rendered in connection with the Share Exchange: (a) PXPF, HK Dong Rong and Yinglin Jinduren are each duly established and validly existing under the laws of its place of establishment, and has the requisite corporate power to conduct its business; (b) the contractual arrangements constitute valid and binding obligations of the parties of such agreements; (c) the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC; (d) no approval from or filing with any PRC governmental body is required in connection with the entry and performance of the contractual arrangements; and (e) under Chinese laws, HK Dong Rong and Yinglin Jinduren are each an independent legal entity and neither of them is exposed to liabilities incurred by the other party.  The foregoing opinion, which also describes the corporate history of each of PXPF, HK Dong Rong and Yinglin Jinduren immediately prior to the Share Exchange, is based on documents provided by PXPF and search results from the PRC Companies Registry, the genuineness, completeness, accuracy and validity of which are assumed by Allbright Law Offices, and is limited to interpretation of all such documents based on PRC laws and regulations which Allbright Law Offices believed were applicable at the time the opinion was rendered.

On December 28, 2005, HK Dong Rong entered into the following contractual arrangements with Yinglin Jinduren and the Owners:

●
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

●
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

●
Equity Pledge Agreement.  Under the equity pledge agreement between the Owners and HK Dong Rong, the Owners pledged all of their equity interests in Yinglin Jinduren to HK Dong Rong to guarantee Yinglin Jinduren’s performance of its obligations under the consulting services agreement.  If Yinglin Jinduren or the Owners breach their respective contractual obligations, HK Dong Rong, as pledgee, will be entitled to certain rights, including, but not limited to, the right to vote with, control and sell the pledged equity interests.  The Owners also agreed that upon occurrence of any event of default, HK Dong Rong shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the Owners to carry out the security provisions of the equity pledge agreement, and take any action and execute any instrument as required by HK Dong Rong to accomplish the purposes of the equity pledge agreement.  The Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice HK Dong Rong’s interest.  The equity pledge agreement will expire two years from the fulfillment of Yinglin Jinduren’s obligations under the consulting services agreement.  HK Dong Rong’s security interests over the pledged equity interests have not been registered with the local State Administration for Industry and Commerce (“SAIC”), as it is unclear whether registration is required under China’s Property Rights Law that became effective on October 1, 2007.  See “Risk Factors – Risks Related to Our Corporate Structure –If the Chinese government determines that the contractual arrangements through which we control Yinglin Jinduren do not comply with applicable regulations, we could be subject to severe penalties.”

●
Option Agreement.  Under the option agreement between the Owners and HK Dong Rong, the Owners irrevocably granted HK Dong Rong an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Yinglin Jinduren for the cost of the Owners’ initial contributions to Yinglin Jinduren’s registered capital or the minimum amount of consideration permitted by applicable Chinese law.  HK Dong Rong (or its designee) has sole discretion to decide when to exercise the option, whether in part or in full.  The term of this agreement is ten years from January 1, 2006 and may be extended prior to its expiration by written agreement of the parties.

●
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

As a result of these contractual arrangements among HK Dong Rong, Yinglin Jinduren and the Owners, we have the ability to effectively control Yinglin Jinduren’s daily operations and financial affairs, appoint senior executives and decide on all matters requiring approval of the Owners.  In other words, while Mr. Wu and his brother continue to own 100% Yinglin Jinduren’s equity interests, they have given us all of their rights as the Owners through these contractual arrangements.  Accordingly, we are considered the primary beneficiary of Yinglin Jinduren and Yinglin Jinduren is deemed our variable interest entity (“VIE”).

However, control based on these contractual arrangements may ultimately not be as effective as direct ownership of Yinglin Jinduren, as we will need to enforce our rights through quasi-judicial proceeding in the event Yinglin Jinduren fails to perform its contractual obligations.  In the event the outcome of such proceeding is unfavorable to us, we may effectively lose control over Yinglin Jinduren.  See “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership.”   As of April 10, 2013, Mr. Wu owned approximately 48.5% of our issued and outstanding common stock.  As such, we believe that our interests are aligned with those of Yinglin Jinduren and the Owners.  However, we cannot give assurance that such interests will always be aligned, or that we can effectively control Yinglin Jinduren if and when such interests are no longer aligned.  See “Risk Factors - Risks Related to Our Corporate Structure – Certain management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Transfer of Business Operations to China Dong Rong

Prior to January 1, 2011, all of our business operations were conducted by Yinglin Jinduren.  To provide us with greater control over our business operations, however, we transferred them to China Dong Rong, including (a) all sales contracts, (b) all design, marketing, sales and purchasing-related assets, and (c) all trademarks.  The transfers of design, marketing, sales and purchasing-related assets, which had a net book value of approximately $27,000, as well as sales contracts, were completed in the first quarter of 2011.  As a result, all of our business operations are now carried out by China Dong Rong.  As Yinglin Jinduren has had no operations since early 2011, we may dissolve, and terminate the contractual arrangements with, it sometime in the future.  Until then, however, we operate our business through China Dong Rong while continuing to control Yinglin Jinduren through the contractual arrangements.

As we have been outsourcing 100% of our manufacturing to third-party manufacturers since the third quarter of 2010 (see “Our Suppliers and Manufacturers” below), all manufacturing related assets were sold in lieu of transferring them to China Dong Rong.  During the first quarter of 2011, we sold equipment with net book value of $146,000 on December 31, 2010, to an unrelated party for approximately $155,000. We also entered into an agreement with the same party to sell the building that houses the equipment and the related land use right, with combined net book value of $1,021,000 on December 31, 2010, for approximately $989,000.  The buyer deposited 60% of the purchase price in accordance with the agreement, and the balance was received on March 31, 2011.  We also obtained a third-party appraisal of approximately $1,051,000 for the building and the land use right.  All proceeds from the sales of the manufacturing assets were transferred to China Dong Rong.  We registered the transfer of the building’s ownership certificate and the land use right certificate with the local authority.

Our Current Corporate Structure

The following diagram illustrates our current corporate structure:

(1)
Through the Share Exchange, we became the parent company of PXPF.  Our management includes: Mr. Qingqing Wu as Chairman and CEO, Mr. Bennet P. Tchaikovsky as Chief Financial Officer (“CFO”), and Dr. Jianwei Shen, Mr. Yuzhen Wu, Ms. Ying Zhang and Mr. Jianhui Wang as members of the board of directors.  As of April 10, 2013, Mr. Qingqing Wu, Mr. Tchaikovsky and Ms. Zhang owned or had beneficial interests in 1,279,533 shares, 36,103 shares and 5,336 shares of our issued and outstanding common stock, respectively; Dr. Shen, Mr. Yuzhan Wu, and Mr. Wang do not own any shares.

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

(4)
HK Dong Rong controls Yinglin Jinduren through contractual arrangements designed to mimic equity ownership of Yinglin Jinduren by HK Dong Rong, including a consulting services agreement, operating agreement, equity pledge agreement, option agreement, and proxy agreement.

(5)
The management of Yinglin Jinduren is comprised of Mr. Qingqing Wu as Chairman and Executive Director, and Mr. Zhifan Wu as Executive Director.  Messrs. Wu and Wu, who are brothers, hold 65.91% and 34.09% of the ownership interests of Yinglin Jinduren, respectively.   Yinglin Jinduren currently has no operations.

(6)
The management of China Dong Rong is comprised of Mr. Qingqing Wu as Executive Director.  As of the date of this report, all of our design, marketing, sales and purchasing activities are carried out by China Dong Rong.  HK Dong Rong is the sole shareholder of China Dong Rong.

Should we dissolve Yinglin Jinduren, our corporate structure would be as follows:

Such structure would have (or already has) the following effects on us:

●	We have actual ownership interests over the entity that conducts all of our business operations (China Dong Rong).

●
The potential conflicts of interest with Yinglin Jinduren’s management, as discussed in “Risk Factors – Risks Related to Our Corporate Structure – Certain management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse” would no longer exist because we would have exited from the contractual arrangements with Yinglin Jinduren.

●
The risks related to our current corporate structure as they relate to the contractual arrangements that are discussed under “Risks Related to Our Corporate Structure” including the applicable risks and limitations on our holding company’s ability to receive distributions from the Yinglin Jinduren would no longer apply because we would have exited from the contractual arrangements with Yinglin Jinduren.  As discussed more fully below under the risk factor with the title starting with “We conduct our business through Yinglin Jinduren by means of contractual arrangements…”, the security interests on the equity interests of Yinglin Jinduren as granted under the equity pledge agreement have not been registered with the local SAIC.  After exiting the contractual arrangements, such security interests would no longer exist thus eliminating the need for such registration.

●
Since the transfer of our design, marketing, sales and purchasing activities from Yinglin Jinduren to China Dong Rong does not involve any foreign currency exchange transaction, such transfer has no effect on us and our management in regards to regulations of the State Administration of Foreign Exchange (“SAFE”).

Our Distribution Channel and Customers

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory through a distribution agreement.  During 2012, we had distribution agreements with the following distributors, who collectively accounted for approximately 95.1% of our total sales:

Distributors	Geographical location	2012 Sales (RMB thousands)	2012 Sales (US$ thousands)*	% of total sales made to distributors
C-002 of Mingzhu 100 Market	Zhejiang	112,889	17,886	19.9%
Xinshiji Apparel City	Beijing	96,035	15,216	16.9%
Jinyang Commerce Co., Ltd.	Hubei	84,931	13,457	15.0%
Jingduren Store, Tianqiao District, Jinan	Shandong	80,116	12,694	14.1%
Shenyang City Hangweiqi Clothing Co., Ltd.	Liaoning	37,466	5,936	6.6%
Yunfang Jingduren Store	Yunnan	29,749	4,713	5.3%
Shanghai Sendun Trading Limited Company	Shanghai	29,045	4,602	5.1%
Clothwork Apparel, Wanma Plaza	Jiangxi	27,791	4,403	4.9%
Nachun Li	Guangxi	23,119	3,663	4.1%
Yinji Fuchun Apparel	Henan	20,408	3,233	3.6%
Jiaming Tang	Sichuan	14,763	2,339	2.6%
Jinduren Store in Duocai Xintiandi	Shaanxi	10,943	1,734	1.9%
TOTAL DISTRIBUTOR SALES		567,255	89,876	100.0%
__________
* Based on an average exchange rate of USD $1.00 to RMB 6.31 for the year ended December 31, 2012, as quoted on www.oanda.com.

Each distributor operates a network of retail stores within its territory directly or through third-party operators.  These retail locations, also known as points of sales (“POS”), include counters, concessions, stand-alone stores and store-in-stores. During 2012, all of the POS were located in China, including those of the Shanghai-based distributor that we added during the year.

In January 2013, a VLOV distributor began selling our apparel at Trinity Place Department Store’s flagship location at 61 Broadway in New York City.  We authorized this venture because we believe that its success will further enhance our brand image and recognition in and out of China.  As we are unfamiliar with the New York market, the distributor is responsible for store design and marketing; the distributor, however, will require our authorization to open additional POS.  Pending the outcome of this venture, we currently have no plans to appoint additional distributors in the United States.

We believe that the distributor model has enabled us to grow by leveraging their regional retail expertise and economies of scale.  We provide retail policies and guidelines, training, advertising and marketing support as well as advertising subsidies to assist our distributors in the management and expansion of their retail distribution networks.  To achieve brand consistency, we have established management and operational guidelines for all our distributors to follow.  These guidelines include, but are not limited to, inventory control, sales and pricing procedures, product and window display requirements and customer service standards.  Although our distributorship agreements do not require our distributors to share POS sales information, our distributorship agreements require all POS to be our exclusive POS, and our sales and marketing staff travel throughout China to monitor and advise our distributors.  Distributors that maintain at least a three-year good standing relationship with us enjoy 120 days of credit while new distributors usually pay us upon our receipt of their orders.  There was no provision for bad debt during the last three years.

We aim to provide stylish, fashion-forward clothing to our target customer, and pride ourselves on our brand image and our ability to convey a successful and exclusive lifestyle brand.   Our goal is for our distributors to move towards operating stand-alone stores and store-in-stores as we believe that this will further enhance our brand value amongst our target consumer base.  Given the ever-increasing scale of our marketing efforts, our distributors have been cooperative in shifting away from counters and concessions in favor of stand-along stores and store-in-stores.

Each year, we hold two sales previews – typically in April/May and in November– to showcase new designs for all of our product lines to our distributors.  At each sales preview, the distributors place orders for products based on designs that they believe will appeal to their specific geographical markets, and the products are manufactured and delivered to the distributors accordingly.  We then monitor and oversee their operations of their POS through our marketing and sales team.   Our marketing and sales team advises and works closely with our distributors on renovating and updating their POS as and when necessary to achieve maximum performance and to enable them to expand their sales distribution network.  Upon achieving performance targets, distributors may become eligible for advertising rebates from us pursuant to our distribution agreements.  We also have other marketing activities, such as showing at the Mercedes-Benz Fashion Week in New York City.

We do not dictate what our distributors should carry at their POS.  Rather, we create sample products, and they select those that they believe will best sell at their POS.  We believe that this process substantially decreases the likelihood of product returns.

While we do not require our distributors to have any minimum number of years of relevant experience, we assess a candidate’s suitability based on, but not limited to, the following:

●	the relevant experience in the management and operation of casual wear retail stores;
●	the ability to develop and operate a network of retail stores in its designated sales region;
●	the perceived ability to meet our sales targets;
●	the ability to maintain and enhance our brand image;
●	the suitability of its store location and size; and
●	overall creditworthiness.

We believe that we can leverage our solid reputation into opportunities to work with potentially desirable distributors, and referrals from existing distributors have been and continue to be a fruitful source of candidates.  We identify suitable distributors and enter into distributorship agreements generally for a term of up to 12 months, renewable on a yearly basis if certain criteria are met.  We allow our distributors to use authorized third-party retail store operators to operate their POS, provided that they first obtain our written approval.  We have contractual relationships only with our distributors and not with each POS.  We require our distributors to implement, monitor, comply with and enforce our sales and marketing guidelines at their POS.  We do not make any payment, give other sales incentives, or pay any fee to our distributors.  Our distributors do not pay us any fee other than for their purchase of our products.

We generally assist our distributors with transferring or exchanging their unsold inventories with our other distributors in order to control their inventory levels, and at the end of each season, we may also allow our distributors to sell their remaining inventories at discounted pricing.  As a result, we have historically had minimal returns from our distributors.

In addition to our distributors, we sell our products directly to consumers at company stores, all currently in Fujian.  In June 2011, we acquired 13 store locations (including 2 stand-alone stores and 11 store-in-stores) from our Fujian distributor to operate as company stores in order to facilitate the promotion of our brand and brand image, offer our distributors a working store model, and benefit from higher retail margin.  Since then, we have added 12 locations, including a flagship store, and closed 8 other locations.  Sales from company stores amounted to approximately $4.67 million (RMB 29.49 million) in 2012, or approximately 4.9% of our total sales.

A geographical breakdown of VLOV POS as of December 31, 2012, is as follows:

Province /City:	Number of POS
Zhejiang	66
Beijing	53
Hubei	40
Shandong	54
Liaoning	37
Yunnan	25
Shanghai	10
Jiangxi	27
Guangxi	27
Sichuan	22
Henan	25
Shaanxi	18
Fujian (company stores)	17
TOTAL	421

Our Sales and Marketing

In addition to our ability to design and produce trendy and high quality apparel, the strength of the VLOV brand is largely dependent on the skill of our sales and marketing team to promote our products to our target consumers.  The team currently has 60 members.  Our sales and marketing director is in charge of four departments: sales, marketing, strategic planning and logistics.

We actively market our brand.  Our print advertisements regularly appear in local newspapers and fashion magazines, outdoor venues such as mass transit stations, exterior bus panels and billboards, and indoor venues such as in-mall kiosks.  We also run television and radio advertisements, and look to promote our brand through product placement in film and television and sporting events.  We also have sales and marketing guidelines for all our distributors to follow at their POS, which include pricing and sale procedures, store layout, product and window display requirements and customer service standards.

Our advertising expenses were approximately $5.76 million and $5.97 million for 2011 and 2012, respectively, representing 41% and 34% of our operating expenses for these periods, respectively.

Our Suppliers and Manufacturers

As part of our overall sourcing strategy, we have been outsourcing all of our manufacturing to independent third-party OEM manufacturers since the third quarter of 2010, and we disposed all of our manufacturing-related assets in the first quarter of 2011.  See “Transfer of Business Operations to China Dong Rong” above.  We believe that outsourcing allows us to maximize production flexibility while managing capital expenditures and costs of maintaining what would otherwise be a massive workforce.

We currently work with 17 manufacturers.  We do not execute agreements with them since there are many well-qualified manufacturers to choose from and any of them can be readily replaced.  However, we have established good working relationships with all of the manufacturers that we work with and do not expect to replace any of them.  Prior to entering into a relationship with a manufacturer, we review and assess their product quality thoroughly.

We typically place orders with our manufacturers when we receive orders from our distributors or when directed by our sales department for the company stores.  We select and identify raw materials (including fabric, fasteners, thread, buttons, labels and specialty fabrics) directly from local suppliers, which our manufacturers purchase according to our manufacturing and design specifications.  We do not have agreements with the suppliers.  We generally agree to pay our manufacturers within 30-60 days after they dispatch finished goods to our distributors and/or warehouse.  To date, we have not experienced any significant difficulty in sourcing either qualified OEM manufacturers or the raw materials that they need to make our products.

For the year ended December 31, 2012, three manufacturers each accounted for 10% or more of our total purchases: Guangsu (Fujian) Apparel Trading Company, Xiamen Xindongmao Apparel Manufacturing Co., Ltd., and Xiamen Donghuida Apparel Manufacturing Co., Ltd., which accounted for 22%, 20% and 19% of our total purchases, respectively.

Quality Control

We are committed to designing and creating high quality garments.  We require our OEM manufacturers to comply with our manufacturing standards and specifications, and do not allow them to sub-contract our production orders without our prior written consent.  We are actively involved throughout the entire manufacturing process to ensure quality control, including:

●	evaluating suppliers to make sure their raw materials meet our standards;
●	inspecting fabrics for flammability, durability, chemical content, static properties, color retention and various other properties;
●	inspecting prototypes of each product prior to initial cutting;
●	routinely performing continuous on-site inspections;
●	subjecting finished products to testing; and
●	conducting final inspection of finished products prior to shipment to ensure that they meet our rigorous quality standards and our specifications.

Our policies and arrangements allow us to return defective products back to the relevant manufacturers.

In addition, we work closely with, and evaluate, our distributors to further ensure that our products meet with their expectations.  Due to our strict quality control and testing measures, we have not undergone any product recalls, and have not received any significant requests from our distributors to return finished goods.  Product returns have not resulted in material operating expenses historically.

Logistics and Inventory

Our OEM manufacturers send finished products directly to our distributors and/or warehouse after final quality inspection.  We are only responsible for shipping costs pertaining to our warehouse and company stores.  To date, our shipping costs have been nominal.

Competition

The fashion apparel industry is quite competitive in China, including brand names and companies of all sizes, both within China and elsewhere in the world, many of which have greater financial and manufacturing resources than us.  Some of our local competitors include Zuoan and Cabbeen.  International brands such as Hugo Boss and Jack & Jones also compete in the same space as us.  Nevertheless, we have been in the industry since 2004 and believe that we have earned a reputation for producing high fashion and high quality products at competitive prices, and for excellent customer service.

We believe that our chief competitive strength is our in-depth and thorough understanding of our targeted customer groups in China.  Our CEO, who leads our design team, won China Fashion Week’s ”Top Ten Fashion Designer Award” in 2010 and 2011.  We were the only China-based designer to participate in the Spring/Summer 2012 and 2013 Mercedes-Benz New York Fashion Week.  Under Mr. Wu’s leadership, and with inputs from our distributors, our design team formulates new design concepts by analyzing information on global and local fashion trends and market research.  We create prototypes that are initially reviewed by our distributors and marketing team for input and further refined based on evaluations carried out by marketing personnel before showcasing the final designs at our sales fairs.

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

Our trademark and other intellectual property rights are important to our success and competitive position.  We believe that we take all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the PRC Trademark Office, our sales and marketing team also diligently conducts market research and patrols VLOV POS and other marketplaces to ensure that our intellectual property are not being violated.  In the event of any infringement upon our intellectual property rights, we will pursue all available legal rights and remedies.

Governmental Regulations

Fabric Safety

We are required to comply with regulations governing fabric safety on the national, provincial and local levels.  Since discontinuing our manufacturing activities in the third quarter of 2010, we have been carrying out quality assurance from our Xiamen headquarters.  Staff members routinely inspect the facilities of our OEM manufacturers to verify certain characteristics of the materials being used for our products, including flammability, durability, chemical content, static properties and color retention.   In addition, we work closely with our distributors to ensure the quality and safety of our products.

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

Seasonality

Chinese consumers’ spending behaviors are typically affected by seasonal shopping patterns within the year.  Sales have generally been higher before the Chinese New Year holiday in early spring, the Labor Day holiday in early May, the summer months and the National Day holiday in early October.  These seasonal fluctuations have resulted in higher sales in the first and second quarters and lower sales in the third and fourth quarters of each year.

The mix of product sales, however, may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular products.  In addition, unexpected and abnormal changes in climate may affect sales of products that are timed for release during a particular season.

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of December 31, 2012:

	Number of employees	% of employees
Sales & marketing and quality assurance	60	35%
Purchasing	3	2%
Finance	13	8%
Management & administration	16	9%
Research & development	11	6%
Company stores	68	40%
TOTAL	171	100%

We believe we are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions for our employees.

Labor Costs.  Because garment manufacturing is a labor-intensive business, we outsource all of our manufacturing to OEM manufacturers.  We rely on in-house skilled labor and talents to design, develop and sell our products.  Generally, we offer one to three months of training to new employees to better understand our brands and improve their relevant skills during the training period.  Management expects that our access to reasonably priced and competent labor force will continue into the foreseeable future.

Working Conditions and Employee Benefits.  We believe in the importance of maintaining our social responsibilities, and we are committed to providing employees with a safe, clean, comfortable working environment.  Our employees also are entitled to time off during public holidays.   We believe we are in full compliance with our obligations to provide pension benefits to our employees, as mandated by the PRC government, and offer reasonable wages, life insurance and medical insurance to our employees.  In addition, we frequently monitor working conditions at our OEM manufacturers to ensure their compliance with Chinese labor laws and regulations.

Compliance with Environmental Laws

Based on the present nature of our operations, we do not believe that environmental laws and the cost of compliance with those laws have or will have a material impact on us or our operations.

Principal Executive Office

Our principal executive office is located at 5F, No. 151 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian Province 361008, China.  Our main telephone number is +86-0592-2345999, and fax number is +86-0592-2345777.

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

We outsource all of our manufacturing needs to, and purchase finished goods from, OEM manufacturers, who supply their own raw materials.   We may also import specialty fabrics to meet specific customer requirements.  The prices we charge for our products are dependent in part on the market price for raw materials used to produce them.  The price, availability and quality of the raw materials for our products may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors.  Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers.

For the year ended December 31, 2012, 3 suppliers collectively accounted for 60.9% of our total purchases of finished products.  For the year ended December 31, 2011, 2 suppliers collectively accounted for 25.3% of our total purchases of finished products.  We do not have any long-term written agreements with any of our suppliers and do not anticipate entering into any such agreements in the near future.  We do not believe that the loss of any of these suppliers would have a material adverse effect on our ability to obtain finished goods essential to our business because we believe we can locate other suppliers in a timely manner.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history.  Yinglin Jinduren commenced business in 2004, and we recently commenced retail operations with the acquisition of our Fujian distributor’s stores in June 2011.   Our limited operating history makes it difficult to predict our operating results and we may experience significant fluctuations in our operating results.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the apparel industry in China.  Some of these risks and uncertainties relate to our ability to:

●	maintain our market position;

●	attract additional customers and increase spending per customer;
●	respond to competitive market conditions;
●	increase awareness of our brands and continue to develop customer loyalty;
●	respond to changes in our regulatory environment;
●	maintain effective control of our costs and expenses;
●	raise sufficient capital to sustain and expand our business; and
●	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our net sales from $4.7 million in 2004 to $94.5 million in 2012.  We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success of our growth strategies, competitive conditions and our ability to manage our future growth.  Future growth may place a significant strain on our management and operations.  As we continue to grow our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded.  As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business.  Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

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

Presently we have distribution agreements with 12 distributors.  For the year ended December 31, 2011, four of our distributors each accounted for 10% or more of our total net sales, or 51.9% of our total net sales in the aggregate. For the year ended December 31, 2012, four of our distributors each accounted for 10% or more of our total net sales, or 62.7% of our total net sales in the aggregate.  We do not believe that there is any material risk of loss of any of these distributors during the next 12 months.  We believe that we could replace any of these distributors within 12 months, such that the loss of a distributor would not have a material adverse effect on our financial condition in the long term.  None of our affiliates are officers, directors, or material shareholders of any of these distributors.

A decision by a major distributor, whether motivated by competitive considerations, strategic shifts, financial requirements or difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.  We sell to certain distributors on open account with 120 day payment terms, but these arrangements are not always possible.  Such evaluation focuses on the distributor’s payment history and ability, and takes into account such distributor’s specific operational history, background and other relevant information as well as the economic and market environment in which the distributor operates.  Thus, we have historically avoided credit exposure due to the financial instability of our distributors; however, while management believes that we will continue to be able to do so, there is no assurance that we will always be able to do so.  In addition, although we have long-standing relationships, we do not have long-term contracts with any of our distributors.  We identify suitable distributors and enter into distributorship agreements, generally for a term of up to 12 months, renewable on a year-to-year basis upon satisfying certain criteria.

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

We place orders with our OEM manufacturers for our products when we receive all of our customers’ orders.  We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of certain products that we anticipate will be in greater demand.  However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory.  Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition.  Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages.  Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

We rely on outsourcing for all of our manufacturing needs.  Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source all of our products from independent OEM manufacturers who supply their own raw materials.  As a result, we must locate and secure production capacity.  We depend on these manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our OEM manufacturers, who generally may unilaterally terminate their relationship with us at any time.

Our dependence on OEM manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality.  A manufacturer's failure to timely deliver products or to meet our quality standards could cause us to miss the delivery date requirements of our distributors. In addition, any interference with our or our distributors’ ability to receive delivery from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of products.  Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third-party manufacturing capacity.  We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us.  Failing to make timely deliveries may cause our distributors to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

We rely on various information technology systems to manage our operations, and we regularly evaluate these systems against our current and expected requirements.  Although we have no current plans to implement modifications or upgrades to our systems, we will eventually be required to make changes to legacy systems and acquire new systems with new functionality.  We are considering additional investments in updating our current system to help us improve our internal control system and to meet compliance requirements under Section 404.  We are also continuing to develop and update our internal information systems on a timely basis to meet our business expansion needs.  Any information technology system disruptions, if not anticipated and appropriately mitigated, could have an adverse effect on our business and operations.

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

Our ability to attract customers to the company stores depends heavily on the store locations, and any decrease in customer traffic could cause our net sales to be less than expected.

Sales at company stores are dependent, to a significant degree, upon the volume of traffic surrounding the store locations.  A reduction in consumer traffic or our inability to obtain or maintain favorable store locations could have a material adverse effect on us.

Our company store growth strategy depends upon our ability to successfully open and operate new stores each year in a timely and cost-effective manner without affecting the success of our existing store base.

Our strategy to grow our retail business depends partly on continuing to open new company stores for the foreseeable future.  Our future operating results will depend largely upon our ability to find a sufficient number of suitable locations that will allow us to successfully open and operate new stores each year in a timely and cost-effective manner.  Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

●	identify desirable store locations;
●	negotiate acceptable lease terms, including desirable tenant allowances;

●
maintain out-of-pocket, build-out costs in line with our store economic model, including through leveraging landlords' reimbursements for a portion of our construction expenses, as well as managing these costs at reasonable levels;

●	hire, train and retain a growing workforce of store managers, sales associates and other personnel;
●	successfully integrate new stores into our existing control structure and operations, including our information technology systems;
●	sufficient capitalization to build out retail store locations; and
●	efficiently managing our OEM manufacturers to meet the needs of a growing retail network.

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

We do not own any real estate.  Instead, the company stores and our corporate headquarters and warehouse are all leased.

Our ability to effectively obtain new leases to open new company stores depends on the availability of locations that meets our criteria for traffic, square meters, lease economics, demographics, and other factors, including our ability to negotiate terms that meet our financial targets.  We also must be able to effectively renew our existing store leases.  Failure to secure adequate new locations or successfully modify existing locations, or effectively manage the profitability of our company stores, could have a material adverse effect on our retail operations.

Of our 17 operating leases, 11 do not have fixed rental payments.  Instead, the landlord takes a negotiated percentage of the gross sales amount.   In order for us to obtain such a lease, especially at higher-end locations, we need to continually maintain and further enhance our brand image.  If we are unable to generate sufficient revenues from these locations, our landlords may choose not to renew our leases.

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

Our chairman and CEO Mr. Qingqing Wu is also the chairman of Yinglin Jinduren and owns 49.1% of its equity ownership interests.  Conflicts of interests between his duties to our company and Yinglin Jinduren may arise.  As our chairman and CEO, Mr. WU has a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our company and Yinglin Jinduren.  We cannot assure you, however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor.  For example, he may determine that it is in Yinglin Jinduren’s interests to sever the contractual arrangements with HK Dong Rong, irrespective of the effect such action may have on us.  In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby reducing the amount of payment that Yinglin Jinduren is obligated to remit to us under the consulting services agreement.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs are mostly denominated in RMB, as well as a significant portion of our financial assets.  Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.  An appreciation of RMB against the U.S. dollar would also result in foreign currency translation gains for financial reporting purposes when we translate our RMB denominated financial assets into U.S. dollar, as U.S. dollar is our reporting currency.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”) further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) half of the directors with voting rights or senior management often resident in China.  Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available.  Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company (“Circular 78”).  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans that are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of any equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

The audit report included in this filing are prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you may not have the benefits of such inspection.

Our independent registered public accounting firm that issues the audit report on our 2012 consolidated financial statements included in our Annual Report filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board (United States) (“the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because we have substantial operations within the Peoples' Republic of China and the PCAOB is currently unable to conduct inspections of the work of our auditors as it relates to those operations without the approval of the Chinese authorities, our auditor is not currently inspected fully by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections. The inability of the PCAOB to conduct full inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the market price of our common stock, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

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

Our corporate actions are substantially controlled by our principal shareholders and their affiliated entities.

As of April 10, 2013, our principal shareholders, including our officers and directors and their affiliated entities, collectively owned approximately 50.0% of our outstanding shares of common stock.  These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities.  While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

Our risk management and internal control systems may not be effective and have deficiencies or material weaknesses.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). The SEC, as required under Section 404 of the Sarbanes-Oxley Act (“Section 404”), has adopted rules requiring public companies to include in their annual reports a management report on the effectiveness of these companies’ internal control over financial reporting.

Our management has concluded that under the rules of Section 404, our internal control over financial reporting was not effective as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. The material weakness we identified is our lack of sufficient qualified accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant.  Also, as a small company, we do not have sufficient internal control personnel to set up adequate review functions at each reporting level.

We are in the process of implementing measures to resolve the material weakness and improve our internal and disclosure controls. However, we may not be able to successfully implement the remedial measures. The implementation of our remedial initiatives may not fully address the material weakness and significant deficiencies in our internal control over financial reporting. In addition, the process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate in satisfying our reporting obligations. We also expect to incur additional compensation expenses in connection with hiring additional accounting and internal control personnel.

As a result, our business and financial condition, results of operations and prospects, as well as the trading price of our ordinary shares may be materially and adversely affected. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misuse of corporate assets, In turn, that could subject us to potential delisting from the stock exchange on which our ordinary shares are listed, regulatory investigations or civil or criminal sanctions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We are headquartered in, and operate from, Fujian, China.  Our current operating facilities are as follows:

Description	Location	Principal activities	Size (square meters)	Lease expiration date
Principal executive office (1)	5F., No. 151 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian 361008	Design, marketing, sales and purchasing	1,447	December 31, 2016

Warehouse (2)	Shuangli Industrial Park, Xian hov, Huli District, Xiamen City, Fujian	Warehousing	1,570	February 29, 2016

Company stores (3)	Various locations	Retail stores	Range from 46 to 296	Various

(1)
We are leasing our principal executive office under a property lease agreement.  Rent was $119,000 and $74,000 for 2012 and 2011, respectively. We believe that our principal executive office is well maintained, in good operating condition and sufficient for our current business operations.

(2)
We are leasing the Xiamen warehouse under a property lease agreement.  Rent was $42,000 and $41,000 for 2012 and 2011, respectively.  We believe that our warehouse is well maintained, in good operating condition and sufficient for our needs.

(3)
As of the date of this report, we have entered into 17 operating leases in connection with the company stores.  See Note 18 of the footnotes to our audited financial statements included elsewhere in this report.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On April 2, 2008, our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “SNOH.”  On January 16, 2009, in connection with a 1-for-100 reverse split of our issued and outstanding common shares, our symbol changed to “SICI.”  On March 20, 2009, in connection with our name change that went effective March 20, 2009, our symbol changed to “VLOV.”  On December 9, 2011, we effected a 1-for 2.5 reverse stock split of our issued and outstanding common shares and a proportional reduction of our authorized common shares.  On September 24, 2012, we effected a 1-for 3 reverse stock split of our issued and outstanding common shares and a proportional reduction of our authorized common shares.

The following table sets forth the high and low bid information for our common stock for each quarter within our last two fiscal years and interim periods, as reported by the OTCQB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	Low	High
2013
Quarter ended June 30, 2013*	$3.75	$4.76
Quarter ended March 31, 2013	$2.90	$4.50

2012
Quarter ended December 31, 2012	$2.13	$5.50
Quarter ended September 30, 2012	5.10	9.06
Quarter ended June 30, 2012	8.46	12.03
Quarter ended March 31, 2012	9.03	14.25

2011
Quarter ended December 31, 2011	$6.39	$16.50
Quarter ended September 30, 2011	9.15	14.19
Quarter ended June 30, 2011	10.14	18.75
Quarter ended March 31, 2011	10.50	15.75

* Through April 10, 2013.

The last reported closing sales price for shares of our common stock was $3.90 per share on the OTCQB on April 8, 2013.

Holders

As of April 10, 2013, we had 53 stockholders of record of our common stock based upon the stockholder list provided by our transfer agent.

Transfer Agent

Our transfer agent is Transfer Online, Inc., whose address is 317 SW Alder Street, Portland, Oregon 97204, and whose telephone number is (503) 227-2950.

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

Recent Sales of Unregistered Securities

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.    Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

We design, market and distribute apparel and related products targeted at 20-45 years old men under the “VLOV” brand.  We currently carry two product lines: (1) Esquire and (2) Richard Wu.

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of December 31, 2012, our products were sold at 421 POS throughout China, including 404 that our distributors operate and 17 that we operate directly (“company stores”).

During 2010, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong.  We completed the transfer of all sales contracts and design, marketing, sales and purchasing-related assets from Yinglin Jinduren to our wholly-owned subsidiary China Dong Rong in the first quarter of 2011, and all of our business activities are currently conducted by China Dong Rong.

As Yinglin Jinduren has had no operations since early 2011, we may dissolve, and exit from the contractual arrangements with, it sometime in the future.  Until then, we will continue to operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements included with this report that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Sales of goods - distributors

Products for our distributors are manufactured based on their orders.  We are responsible for product design, product specification, pricing to the customer, the choice of OEM manufacturers, product quality and credit risk associated with the customer receivable.  As such, we act as a principal, not as an agent, and record revenues on a gross basis.

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

We only accept returns within three days of purchase and for quality reasons.  We have not yet had the experience to estimate and provide for such returns at the time of sale, and returns have been minimal to date.

 In addition, we do not have any obsolete stock arrangements with our distributors. Therefore, we do not have any arrangements with distributors to accept returns of out-of season stock.

Sales of goods - retail

In July 2011, we began operating company stores.  Revenue from retail sales is recognized at each point of sale.  During the years ended December 31, 2012 and 2011, such sales accounted for 4.9% and 3.8% of our total revenue, respectively.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

	December 31,
From date of invoice to customer:	2012	2011
0-30 days	$10,974	$15,314
31-60 days	9,304	10,531
61-90 days	11,617	8,421
91-120 days	4,104	1,313
121 days and above	7,993	-
Allowance for doubtful accounts	-	-
Total accounts receivable	$43,992	$35,579

On average, we collect our receivables within 150 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of $43,992 in receivables as of December 31, 2012, $23,676 was collected as of March 25, 2013. As of April 10, 2013, there were no accounts receivable aged over 120 days at December 31, 2012 that had not been collected. As of December 31, 2012 and 2011, there was no allowance for uncollectible accounts receivable.

Goodwill

As a result of acquiring the retail stores of our Fujian distributor in June 2011, we began operating company stores selling our products.  As our purchase price exceeded the net of the amounts assigned to assets acquired and liabilities assumed, the excess value was recognized as goodwill.

In September 2011, the Financial Accounting Standards Board issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  We adopted this pronouncement as of the first quarter of 2012.  If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process.  The first step compares the fair value of each reporting unit to its carrying amount, including goodwill.  If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.  If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill.  The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

We have performed an assessment and determined that there was no indication of impairment to goodwill during the years ended December 31, 2012 and 2011.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through December 31, 2012, and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

The identification of, and accounting for, derivative instruments is not only complex, but can, along with the assumptions used to value them, significantly affect our financial statements.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur.

At December 31, 2012, the warrants that we issued in connection with private placement of our series A convertible preferred stock and common stock in 2009 had expired and were therefore no longer carried as a derivative liability.  Prior to their expiration, we had determined the fair value of these instruments using a binomial option pricing model.  The model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we had estimated the future volatility of our common stock price based on the historical experience of other entities deemed comparable to us.

Foreign Currency Translation

Our functional currency is the Chinese currency, Renminbi (“RMB”), which we translate into U.S. Dollars (“$”) in our financial statements.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by www.oanda.com, which are determined largely by supply and demand.  The rates of exchange quoted by www.oanda.com on December 31, 2012 and December 31, 2011 were $1.00 to RMB 6.31 and RMB 6.36, respectively.  The average translation rates of $1.00 to RMB 6.31 and RMB 6.46 were applied to the income statement accounts for the years ended December 31, 2012 and 2011, respectively.

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

Results of Operations

	Year ended December 31,
	2012		2011
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Net Sales	$94,547	100.0%	$88,826	100.0%
Gross Profit	$42,057	44.5%	$38,762	43.6%
Operating Expenses	$17,914	18.9%	$21,085	23.7%
Income From Operations	$24,143	25.5%	$17,677	19.9%
Other (Expenses) / Income	$762	0.8%	$706	0.8%
Income Tax Expense	$7,027	7.4%	$4,455	5.0%
Net Income	$17,878	18.9%	$13,928	15.7%

Net Sales (amounts in thousands, in U.S. Dollars, except for percentages)

Net sales were $94,547 for 2012 as compared with $88,826 for 2011, an increase of $5,721 or 6.4%.  Net sales for 2012 and 2011 were primarily generated from the sales of our apparels to our distributors, who retailed them at their POS throughout northern, central and southern China.  The higher net sales during 2012 were primarily attributable to increased sales to our distributors in Beijing, Shandong, Hubei and Shanghai, that was offset by lower sales to our distributors in Liaoning, Jiangxi and Yunnan.

Our apparels are targeted toward middle to upper class Chinese men from the ages of 20 to 45, who we believe tend to be brand conscious.  We have been allocating additional resources to Shanghai, Beijing, Zhejiang, Shandong and Hubei, where the standard of living is generally higher and consumers are generally more brand conscious and receptive to our upscale products.  Such efforts yielded increased sales in these regions during 2012.  On the other hand, sales in less-affluent regions declined during the same periods as customers there were less receptive.

We strive to continue creating more upscale products and educating and working closely with our distributors to best showcase our products, such as through higher-end stand-alone stores and store-in-stores which we believe strengthen the image and exclusivity of our brand among our target demographic.  While our upscale strategy has impacted our revenue growth during 2012, we believe that this will drive our margins and profitability in the long-term.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Years ended December 31,
	2012		2011
	(Amounts in thousands, in U.S. Dollars, except for percentages)
	$	% of total sales revenue	$	% of total sales revenue	Growth (decline) in 2012 compared with 2011
Zhejiang	$17,886	18.9%	$16,330	18.4%	9.5%
Beijing	$15,216	16.1%	$8,072	9.1%	88.5%
Hubei	$13,457	14.2%	$10,054	11.3%	33.9%
Shandong	$12,694	13.4%	$9,757	11.0%	30.1%
Liaoning	$5,936	6.3%	$9,941	11.2%	(40.3)%
Yunnan	$4,713	5.0%	$6,242	7.0%	(24.5)%
Shanghai	$4,602	4.9%	$-	-%	100%
Jiangxi	$4,403	4.7%	$6,789	7.6%	(35.2)%
Guangxi	$3,663	3.9%	$5,185	5.8%	(29.4)%
Henan	$3,233	3.4%	$3,741	4.2%	(13.6)%
Sichuan	$2,339	2.5%	$3,036	3.4%	(23.0)%
Shanxi	$1,734	1.8%	$3,927	4.4%	(55.8)%
Fujian (prior distributor)	$-	-%	$2,423	2.7%	(100)%
Fujian (company stores)	$4,671	4.9%	$3,329	3.8%	40.3%
Total Net Sales	$94,547	100.0%	$88,826	100.0%	6.4%

Cost of Sales and Gross Profit Margin (amounts in thousands, in U.S. Dollars, except for percentages)

The following table sets forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Years ended December 31,
	2012				2011
		Cost of	Gross	Gross		Cost of	Gross	Gross
	Net sales	sales	profit	margin	Net sales	sales	profit	margin
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Zhejiang	$17,886	$10,121	$7,765	43.4%	$16,330	$9,252	$7,078	43.3%
Beijing	$15,216	$8,546	$6,670	43.8%	$8,072	$4,673	$3,399	42.1%
Hubei	$13,457	$7,790	$5,667	42.1%	$10,054	$5,774	$4,280	42.6%
Shandong	$12,694	$7,135	$5,559	43.8%	$9,757	$5,605	$4,152	42.6%
Liaoning	$5,936	$3,407	$2,529	42.6%	$9,941	$5,495	$4,446	44.7%
Yunnan	$4,713	$2,706	$2,007	42.6%	$6,242	$3,616	$2,626	42.1%
Shanghai	$4,602	$2,352	$2,250	48.9%	-	-	-	-
Jiangxi	$4,403	$2,522	$1,881	42.7%	$6,789	$3,951	$2,838	41.8%
Guangxi	$3,663	$2,091	$1,572	42.9%	$5,185	$3,020	$2,165	41.8%
Henan	$3,233	$1,871	$1,362	42.1%	$3,741	$2,192	$1,549	41.4%
Sichuan	$2,339	$1,328	$1,011	43.2%	$3,036	$1,793	$1,243	40.9%
Shanxi	$1,734	$985	$749	43.2%	$3,927	$2,310	$1,617	41.2%
Fujian (prior distributor)	$-	$-	$-	-%	$2,423	$1,443	$980	40.5%
Fujian (company stores)	$4,671	$1,636	$3,035	65.0%	$3,329	$940	$2,389	71.8%
Total	$94,547	$52,490	$42,057	44.5%	$88,826	$50,064	$38,762	43.6%

Total cost of sales for 2012 increased by 4.8% from a year ago primarily due to increased sales.  Our cost of sales as a percentage of net sales was 55.5% and 56.4% for 2012 and 2011, respectively.  Gross margin as a percentage of net sales increased from 43.6% to 44.5% period over period due to our focus on selling higher margin products at higher price points.

Selling, General and Administrative Expenses (amounts in thousands, in U.S. Dollars, except for percentages)
	Years ended December 31,
	2012		2011
	$	% of total net sales	$	% of total net sales
	(Amounts in thousands, in U.S. Dollars, except for percentages)
Gross Profit	$42,057	44.5%	$38,762	43.6%
Operating Expenses:
Selling Expenses	11,645	12.3%	15,619	17.6%
General and Administrative Expenses	6,269	6.6%	5,466	6.1%
Total	17,914	19.0%	21,085	23.7%
Income from Operations	24,143	25.5%	17,677	19.9%

Selling expenses for 2012 decreased by 25.4% to $11,645 as compared to selling expenses of $15,619 in 2011.  The decrease was mainly due to higher one-time costs incurred during 2011 such as logo development and presenting at the New York Fashion Week in September 2011.  We expect that our selling expenses will increase slightly during 2013; however, if we were to expand our distribution network, open additional stores, or present at other international fashion weeks during 2013, our selling expenses could increase significantly.

General and administrative expenses increased by 14.7% from $5,466 for 2011 to $6,269 for 2012.  The higher general and administrative expenses for 2012 resulted from slightly higher research and development costs as well as losses relating to the disposal of leasehold improvements.  We expect that such expenses will increase as a percentage of total revenue and in absolute dollars as we continue to penetrate potential new markets and expand our operations.

Change in Fair Value of Derivative Liability (amounts in thousands, in U.S. Dollars, except for percentages)

We issued common stock purchase warrants to investors in our equity financings completed in October, November and December 2009, all of which expired during the fourth quarter of 2012.   Prior to their expirations, these warrants were accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period which did not impact cash flow as these are non-cash charges and credits. During 2012 and 2011, we recorded gains of $673 and $639 in their fair value, respectively.

Interest Income (amounts in thousands, in U.S. Dollars, except for percentages)

Interest income for 2012 amounted to $89, compared to $75 for 2011.

Interest Expense (amounts in thousands, in U.S. Dollars, except for percentages)

Interest expense for 2012 amounted to $0, compared to $8 for 2011.

Income Tax Expenses (amounts in thousands, in U.S. Dollars, except for percentages)

Income tax expense for 2012 and 2011 amounted to $7,027 and $4,455, respectively.   The higher income tax for 2012 is attributable to higher operating income and an under-provision of income tax of $1,056 that represents a change in our estimate of the 2011 income tax provision.  Certain expenses incurred during 2011 that we believed were deductible were later deemed non-deductible by the tax bureau subsequent to filing our 2011 Form 10-K on April 12, 2012.  Therefore, a provision was made for the additional income tax expense during 2012.

Liquidity and Capital Resources

The following summarizes our cash flows (amounts in thousands, in U.S. Dollars, except for percentages):

	Year ended December 31,
	2012	2011
Net cash provided by operating activities	$12,894	$6,758
Net cash used in investing activities	$(423)	$(4,830)
Net cash (used in) provided by financing activities	$(397)	$382

Net cash provided by operating activities in 2012 was $12,894 as compared with $6,758 in 2011.  This increase of $6,136 was mainly attributable to increased net income as well as a slowdown in the growth of accounts receivable year over year, offset by a decrease in accounts payable during 2012.

Net cash used in investing activities was $423 in 2012, compared with $4,830 in 2011.  The decrease of $4,407 was a result of $6,684 for the acquisition of our Fujian distributor’s retail network and $2,301 for build-outs of company stores in 2011, partially offset by the maturity of a 2010 time deposit for $3,020 that was redeemed in 2011, and $1,193 from the sales of property, plant and equipment in 2011.

Net cash used in financing activities was $397 in 2012, from repaying advances from our CEO, as compared with net cash provided by financing activities of $382 in 2011, as a result of advances from our CEO offset by repayments of short-term debt.

As of December 31, 2012, we had cash and cash equivalents of $26,923, total current assets of $74,568 and total current liabilities of $12,330.   Included in total current liabilities is $987 of registration liquidated penalties in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

Of the 17 company stores that we operated as of December 31, 2012, 6 have leases that require fixed rental payments.  The remaining 11 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following tables summarize our contractual obligations as of December 31, 2012, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

	Future minimum payments - corporate	Future minimum payments- company stores	Total Future minimum payments
Year ending December 31,
2013	$137	$326	$463
2014	137	127	264
2015	143	-	143
2016	151	-	151

	$568	$453	$1,021

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the fiscal years ended December 31, 2012 and 2011, together with the reports of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

VLOV INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VLOV Inc.

We have audited the accompanying consolidated balance sheet of VLOV Inc. (the “Company”) as of December 31, 2012 and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
April 16, 2013

F-1(a)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VLOV Inc.

We have audited the accompanying consolidated balance sheet of VLOV Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath, LLP
 Indianapolis, Indiana
April 12, 2012 except for the effects of the reverse stock split described in Note 12, as to which the date is April 16, 2013

F-1(b)

VLOV INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, in U.S. Dollars)

	December 31, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$26,923	$14,725
Accounts and other receivables	44,388	36,233
Trade deposits	872	3,482
Inventories	1,712	1,880
Prepaid expenses	673	85
Total current assets	74,568	56,405
Property, plant and equipment, net	1,121	2,197
Goodwill	5,260	5,219
TOTAL ASSETS	$80,949	$63,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,855	$7,173
Accrued expenses and other payables	1,758	1,967
Amounts due to directors/officers	812	1,216
Derivative liability - common stock warrants	-	673
Taxes payable	3,905	3,002
Total current liabilities	12,330	14,031

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.00001 par value, 13,333,334 shares authorized, 2,603,481 and 2,528,914 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 394,478 and 632,853 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively (liquidation preference $1,128,207 and $1,809,960)	561	900
Additional paid-in capital	10,575	9,718
Statutory reserve	4,100	913
Retained earnings	49,778	35,087
Accumulated other comprehensive income	3,604	3,171
Total stockholders' equity	68,619	49,790
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,949	$63,821

See accompanying notes to consolidated financial statements

VLOV INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, in U.S. Dollars- except for share and per share data)

	Year Ended December 31,
	2012	2011

Net sales	$94,547	$88,826
Cost of sales	52,490	50,064
Gross profit	42,057	38,762

Operating expenses:
Selling expenses	11,645	15,619
General and administrative expenses	6,269	5,466
	17,914	21,085

Income from operations	24,143	17,677

Other income (expenses):
Change in fair value of derivative liability	673	639
Interest income	89	75
Interest expense	-	(8)
	762	706

Income before provision for income taxes	24,905	18,383
Provision for income taxes	7,027	4,455

Net income	17,878	13,928

Other comprehensive income:
Foreign currency translation adjustment	433	1,616

Comprehensive income	$18,311	$15,544

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	17,524	13,478
Net income attributable to preferred shareholders	354	450
Net income	$17,878	$13,928

Basic earnings per share- common	$6.83	$5.42

Diluted earnings per share	$6.78	$5.36

Weighted average number of common shares and participating preferred shares outstanding:

Basic	2,565,394	2,487,099

Diluted	2,635,123	2,600,897

See accompanying notes to consolidated financial statements

VLOV INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, in U.S. Dollars – except for share and per share data)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	equity

Balance at January 1, 2011	2,459,223	$1	1,048,759	$1,492	$8,873	$913	$1,555	$21,159	$33,993
Net income								13,928	13,928
Foreign Currency Translation Adjustment							1,616		1,616
Conversion of Preferred Stock to Common Stock	55,454	-	(415,906)	(592)	592				-
Issuance of shares to directors/officers	14,237	-			253				253
Balance at December 31, 2011	2,528,914	$1	632,853	$900	$9,718	$913	$3,171	$35,087	$49,790
Net income								17,878	17,878
Foreign Currency Translation Adjustment							433		433
Conversion of Preferred Stock to Common Stock	31,784	-	(238,375)	(339)	339				-
Allocation to Statutory Reserves						3,187		(3,187)	-
Adjustment for 1-for-3 reverse split	301								-
Issuance of shares to consultants	34,000				300				300
Issuance of shares to directors/officers	8,482	-			218				218
Balance at December 31, 2012	2,603,481	$1	394,478	$561	$10,575	$4,100	$3,604	$49,778	$68,619

See accompanying notes to consolidated financial statements

VLOV INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, in U.S. Dollars)

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$17,878	$13,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	975	1,673
Loss on disposal of property, plant and equipment	539	15
Stock compensation expense	518	254
Change in fair value of derivative liability	(673)	(639)
(Increase) decrease in assets:
Accounts and other receivables	(8,880)	(13,999)
Trade deposits	2,637	1,476
Inventories	182	(1,028)
Prepaid expenses	(587)	112
Increase (decrease) in liabilities:
Accounts payable	(1,374)	3,738
Accrued expenses and other payables	801	576
Taxes payables	878	652
Net cash provided by operating activities	12,894	6,758

Cash flows from investing activities:
Purchases of other items of property, plant and equipment	(38)	(58)
Leasehold improvement purchases	(464)	(2,301)
Acquisition of a business	-	(6,684)
Disposals of property, plant and equipment	79	1,193
Time deposits	-	3,020
Net cash used in investing activities	(423)	(4,830)

Cash flows from financing activities:
Payments of short-term debt	-	(619)
Amounts due to directors/officers	(397)	1,001
Net cash (used in)/provided by financing activities	(397)	382

Effect of exchange rate changes	124	402
Net increase in cash and cash equivalents	12,198	2,712
Cash and cash equivalents, beginning of period	14,725	12,013
Cash and cash equivalents, end of period	$26,923	$14,725

Supplemental disclosure of cash flow information:
Interest paid	$-	$8
Income taxes paid	$6,454	$4,494

See accompanying notes to consolidated financial statements

VLOV INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012
(Amounts in U.S. Dollars)

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

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008

HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008

China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded

Yinglin Jinduren	●	A PRC limited liability company	VIE by
	●	Incorporated on January 19, 2002	contractual
	●	Registered capital of RMB 10,000,000 ($1,237,000) fully paid by Qingqing Wu and Zhifan Wu.	arrangements (1)
	●	65.91% of equity interests held by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and 34.09% by his brother Zhifan Wu

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

Yinglin Jinduren's annual filing for 2011 was filed in May 2012. Since Yinglin Jinduren has no operations, the Company may dissolve, and exit from the contractual arrangements with, it sometime in the future.  Until then, however, the Company will operate its business through China Dong Rong (as it currently does) while continuing to control Yinglin Jinduren through the contractual arrangements.

(b)           Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and the variable interest entity (VIE), Yinglin Jinduren.  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of December 31, 2012 and 2011, Yinglin Jinduren had no operations.

(c)           Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions that the management is required to make.  Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, allowance for doubtful accounts on receivables, reserves for inventory, the identification and valuation of derivative instruments, income taxes and impairment of goodwill.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from these estimates.

(d)            Revenue recognition

Sales of goods - distributors

All of the Company’s products for its distributors are manufactured on its behalf by third-parties, based on orders from the distributors.  The Company is responsible for product design, product specification, pricing to the customer, the choice of third-party manufacturer, product quality and credit risk associated with the customer receivable.  As such, the Company acts as a principal and records revenues on a gross basis.

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

Returns within three days of purchase are accepted only for quality reasons.  The Company has not yet had the experience to estimate and provide for such returns at the time of sale, and returns have been minimal to date.

In addition, the Company does not have any obsolete stock arrangements with its distributors. Therefore, the Company does not have any arrangements with its distributors to accept returns of out-of season stock.

Sales of goods - retail

In July 2011, the Company began operating retail stores selling its products.  Revenue from retail sales is recognized at each point of sale.  During the years ended December 31, 2012 and 2011, such sales accounted for 4.9% and 3.8% of the Company’s total revenue.

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

(e)           Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks.

(f)           Accounts receivable

Accounts receivable, including associated value added taxes, are unsecured, and are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.  Interest is not normally charged on accounts receivables.  As of April 10, 2013, there were no accounts receivable aged over 120 days at December 31, 2012 that had not been collected.  Management believes that the remaining accounts receivable are collectable. As of December 31, 2012 and 2011, there was no allowance for uncollectible accounts receivable.

(g)           Trade deposits

The Company places trade deposits with third-party manufacturers in order to secure its ability to order products.  The trade deposits are recorded at the amount paid to the manufacturers.  Trade deposits are applied against the manufacturers’ invoices for inventory purchases.  Inventory is recorded when received or title transfers to the Company.

(h)           Inventories

Inventories are stated at the lower of cost, determined by the weighted average method, or market value.  For the Company-operated retail stores, the Company carries out physical inventory counts on a monthly basis to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued.  The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts. To date, such amounts have not been material to the consolidated financial statements. The Company also estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value. As of December 31, 2012 and 2011, there was no allowance for inventory.

(i)           Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses.  Depreciation of property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Leasehold improvements	1 to 5 years (amortized over the shorter of their economic lives or the remaining lease terms)
Motor vehicles	5 years
Office equipment	3 to 5 years

(j)           Impairment of long-lived assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. There was no indication of impairment to long-lived assets during the years ended December 31, 2012 and 2011.

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

There was no indication of impairment to goodwill during the years ended December 31, 2012 and 2011.

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by www.oanda.com, which are determined largely by supply and demand.  The rates of exchange quoted by www.oanda.com on December 31, 2012 and 2011 were US$1.00 to RMB 6.31 and RMB 6.36, respectively.  The average translation rates of $1.00 to RMB 6.31 and RMB 6.46 were applied to the income statement accounts for the years ended December 31, 2012 and 2011, respectively.

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates. The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Translation adjustments are recorded as other comprehensive income in the consolidated statements of comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(m)           Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  The foreign currency translation gains for the years ended December 31, 2012 and 2011 were $433,000 and $1,616,000, respectively.  Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2010 through 2012 are open to examination by the PRC state and local tax authorities.  The Company records interest and penalties as other expense on the consolidated statements of comprehensive income.  During the years ended December 31, 2012 and 2011, the Company did not recognize any amount in interest and penalties.

(o)           Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of comprehensive income in the period in which the advertisements are first run.  Advertising expense for the years ended December 31, 2012 and 2011 was approximately $5.97 million and $5.76 million, respectively.

(p)           Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling expenses.  Shipping and handling costs for the years ended December 31, 2012 and 2011 were insignificant.

(q)           Research and development costs

The Company charges all product design and development costs to expense when incurred, which are reflected in general and administrative expenses on the consolidated statements of comprehensive income.  Such costs aggregated approximately $3.00 million and $2.73 million for the years ended December 31, 2012 and 2011, respectively.

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

(v)           Recent accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02 Intangibles — Goodwill and Other (Topic 350).  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the provisions in this update does not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the provision in this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)           ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable	$43,992	$35,579
Other receivables	396	654
Allowance for doubtful accounts	-	-

	$44,388	$36,233

All of the Company’s customers are located in the PRC. The Company provides credit in the normal course of business.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

(3)           INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$1,712	$1,880

(4)           TRADE DEPOSITS

Trade deposits consist of the following (in thousands):

	December 31,
	2012	2011
Trade deposits	$872	$3,482

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of December 31, 2011, the Company had trade deposits with 16 manufacturers.  86.0% of the balance as of December 31, 2011 was with its top seven manufacturers.  As of December 31, 2012, 100% of the balances was with its top three manufacturers.

(5)           BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its Fujian distributor to acquire the distributor’s retail distribution network of 13 retail stores for $6,684,000 (RMB 44,100,000) in cash.  The Company believes that operating certain points of sale directly can facilitate the promotion of its brand and brand image, and can benefit at the same time from the higher margins for retail sales.  The Company believes that the Fujian distributor’s retail network is ideal as the Company is headquartered in, and operates from, the same province.  The Company completed this acquisition on June 30, 2011 and has reported its operations since July 1, 2011.  This acquisition resulted in a new segment, company stores, as further disclosed in Note 16.  Pro forma results of operations that include the acquired business for the year ended December 31, 2011 are not presented because the effects of the acquisition were not material to the Company’s financial results.

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

The pre-existing distribution agreement recognized in conjunction with the acquisition on June 30, 2011, represents the intangible value of the reacquisition of the distribution license that was granted by the Company to its Fujian distributor.  The value assigned to the pre-existing distribution agreement was fully amortized as of December 31, 2011.

The goodwill recognized in conjunction with the acquisition on June 30, 2011 represents the intangible value of the store locations for their future profit potential that do not qualify for separate recognitions, and other factors.

(6)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	December 31,
	2012	2011

Leasehold improvements	$2,170	$2,826
Motor vehicles	56	56
Office equipment	105	66

Total property, plant and equipment	2,331	2,948
Less: accumulated depreciation	(1,210)	(751)

Property, plant and equipment, net	$1,121	$2,197

Depreciation expense was $975 and $718 for the years ended December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, the Company disposed of leasehold improvements primarily due to its office removal, which collectively had a net book value of $618, for $79, resulting in a loss of $539.

(7)           GOODWILL

Goodwill (see Note 5) consists of the following (in thousands):

	December 31,
	2012	2011

Beginning of period	$5,219	$-
Goodwill on stores acquired	-	5,030
Exchange realignment	41	189

End of period	$5,260	$5,219

(8)           ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	December 31,
	2012	2011

Accrued salaries and wages	$87	$79
Accrued liquidated damages (Note 10)	987	987
Accrued expenses	480	699
Advertising subsidies payable	204	202
	$1,758	$1,967

(9)           RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	December 31,
	2012	2011

Qingqing Wu (1)	$664	$1,144
Bennet Tchaikovsky (2)	23	5
Ying Zhang (3)	97	67
Jianwei Shen (3)	12	-
Jianhui Wang (3)	16	-
	$812	$1,216

(1)	The amount is unsecured, interest-free and repayable on demand.
(2)	Represents compensation and reimbursable expenses owed.
(3)	Represents cash compensation owed.

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

Each warrant entitles its holder to purchase one share of common stock at an exercise price of $25.725 per share (subject to certain adjustments) for a period of three years.  The Company is also entitled to redeem the warrants for the then applicable exercise price if the volume-weighted average price of the common stock for 20 consecutive days exceeds 200% of the then applicable exercise price.

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

The Company is required to file a registration statement to register the common stock underlying the Preferred Shares and Warrants from the Preferred Shares Financing, and the common stock issued in and underlying the warrants from the Common Shares Financing, for resale on or before December 17, 2009, and have it declared effective within 90 days thereafter (or 150 days if the registration statement receives a full review).  If the registration statement is not timely filed or declared effective, the Company is subject to liquidated damages of 1% of the gross proceeds from both financings per month, up to 10%, and pro-rated for partial periods.  The registration statement was filed on December 17, 2009, and was declared effective on March 30, 2011.  Accordingly, as of December 31, 2012 and 2011, the Company accrued the full amount of the liquidated damages or $987,000.

Because the warrants contain provisions that would reduce their exercise price in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price, and because the Warrants are denominated in a currency that is different from the Company’s functional currency, they were accounted for as derivative instrument liabilities (see Note 11). The warrants expired during the fourth quarter of 2012.

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

(11)         DERIVATIVE FINANCIAL INSTRUMENTS

(Amounts in thousands except share data)

On October 27, November 17 and December 1, 2009, the Company issued 96,407, 90,041, and 43,569 common stock purchase warrants (the “Warrants”) in connection with the Preferred Shares Financing and the Common Shares Financing, respectively.  Each Warrant entitles its holder to purchase one share of common stock of the Company at an exercise price of $25.725 per share (subject to certain adjustments) for a period of three years.  The Company is entitled to redeem the Warrants for the then applicable exercise price if the volume-weighted average price of our common stock for 20 consecutive days exceeds 200% of the then applicable exercise price. During the fourth quarter of 2012, all of the Warrants expired.

The Company used a binomial option pricing model to value these Warrants prior to their expiration.  In valuing the Warrants at the time they were issued and at December 31, 2011, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the Warrants.  All Warrants could have been exercised by the holder at any time.

Because of the limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the remaining life of the Warrants, which has been estimated at 75%, is based on a review of the volatility of entities considered by management as comparable.  The risk-free rates of return used for the year ended December 31, 2011 ranged from 0.10% to 0.11%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants.

At December 31, 2012, no derivative liabilities related to common stock warrants were outstanding.

Issue date	Expiration date	No. of Warrants outstanding- December 31, 2012	No. of Warrants outstanding- December 31, 2011	Exercise price per share	Value - December 31, 2011	Value - December 31, 2012
October 27, 2009	October 27, 2012	-	96,407	$25.725	$271	$

November 17 2009	November 17, 2012	-	88,941	25.725	266

December 1, 2009	December 1, 2012	-	43,569	25.725	136

			228,917		$673	$

During the years ended December 31, 2012 and 2011, the Company recognized gains of $673 and $639 from the change in fair value of the warrant liability, respectively.

Various inputs are considered when determining the fair value of the Company’s financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the following three broad levels:

 Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
Warrant derivative liability	$-	$-	$-	$-

	Carrying Value at December 31, 2011	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
Warrant derivative liability	$673	$-	$-	$673

(12)           COMMON STOCK

All amounts in this note are in thousands except for share data (shares, par value and price per share).  In addition, all common share and per share amounts, and exercise prices of warrants and options in this notes and the accompanying audited consolidated financial statements have been retroactively restated to reflect the reverse stock splits described below.

The Company is authorized to issue 13,333,334 shares of common stock, $0.00001 par value per share.  At December 31, 2012, 2,603,481 shares of common stock were issued and outstanding.

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

On December 1, 2009, the Company sold 87,138 shares of common stock to certain accredited investors (see Note 10).

During the year ended December 31, 2010, 1,100 Warrants were exercised for, and 1,747,962 Preferred Shares were converted into, 1,100 and 233,062 shares of common stock, respectively.  In addition:

●
On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 1,334 shares of restricted common stock in four quarterly installments for her annual service.  The term of the service agreement was continued on March 10, 2011, with 1,334 shares of restricted common stock to be issued in four quarterly installments accordingly.  The trading value of the Company’s common stock on March 10, 2012 and 2011 was $11.91 and $11.79, for totals of $16 and $16, respectively.  $16 and $24 were recognized as compensation expense for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, 1,081 and nil shares were to be issued to this non-executive director.

●
On April 27, 2010, the Company entered into an agreement to issue 2,667 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 475 shares on June 30, 2010, 672 shares on September 30, 2010, 672 shares on December 31, 2010, 658 shares on March 31, 2011 and 190 shares on April 26, 2011.  The trading value of the granted shares on April 27, 2010 was $37.50 per share for a total value of $100.   $32 was recognized as compensation expense for the year ended December 31, 2011.

During the year ended December 31, 2011, 415,906 Preferred Shares were converted into 55,454 shares of common stock.  In addition:

●
On September 28, 2011, the Company entered into an agreement to issue 2,648 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The trading value of the granted shares on September 28, 2011 was $9.75 for a total value of $26.  $26 was recognized as compensation expense for the year ended December 31, 2011.

●
On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200 of its common stock for each one-year term of the chief financial officer, $100 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 10,257 shares were granted to WOI for the initial 6-month period term (“First Issuance”), and 8,482 shares for the subsequent 6-month term (“Second Issuance”), calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011 of $9.75, and on March 28, 2012 of $11.79, respectively.  The term of the agreement was continued on September 28, 2012 with 12,049 shares granted to WOI for the 6-month period of the renewal term (“Third Issuance”), calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2012 of $8.30.  The First Issuance vested in two installments of 5,128 shares each on December 27, 2011 and March 27, 2012.  The Second Issuance vested in two installments of 4,241 shares each on June 27 and September 27, 2012.  The Third Issuance vested in one installment of 6,025 shares on December 27, 2012 and will vest in another installment of 6,024 shares on March 27, 2013.  For the First Issuance and Second Issuance, $150 and $52 was recognized as compensation expense for the years ended December 31, 2012 and 2011, respectively. For the Third Issuance, $52 was recognized as compensation expense for the year ended December 31, 2012. As of December 31, 2012 and 2011, 6,324 and nil shares were to be issued to WOI.

●	On December 9, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.

During the year ended December 31, 2012, 238,375 Preferred Shares were converted into 31,784 shares of common stock.  In addition:

●
On May 25, 2012, the Company’s Board of Directors ratified an agreement with a consultant to provide one year of strategic public relations services from May 4, 2012 to May 3, 2013 in exchange for 22,333 shares of its common stock to be issued under the Company’s 2012 Stock Plan.  The trading value of such shares on May 25, 2012 was $10.20, for a total value of $228.  Compensation expense of $228 and $0 was recognized for years ended December 31, 2012 and 2011, respectively.  The shares were issued in July 2012.

●
On July 25, 2012, the Company’s Board of Directors ratified an agreement with a consultant to provide the Company with general advice and consulting services regarding the Company’s expansion into the Taiwan market from July 20, 2012 to July 19, 2013 in exchange for 11,667 shares of its common stock to be issued under the Company’s 2012 Stock Plan.  The trading value of such shares on July 25, 2012 was $6.15, for a total value of $72.  Compensation expense of $72 and $0 was recognized for the years ended December 31, 2012 and 2011, respectively. The shares were issued in July 2012.

●	On September 24, 2012, the Company effected a 1-for-3 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.

A summary of the status of the Company’s non-vested shares as of December 31, 2012, and changes during the year ended December 31, 2011, is presented below:

Non-vested shares	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2011	1,181	$39.96
Granted	14,237	$9.95
Vested	(9,957)	$13.54
Forfeited	-
Non-vested at December 31, 2011	5,461	$9.87
Granted	55,865	$9.23
Vested	(55,349)	$9.37
Forfeited	-	-
Non-vested at December 31, 2012	5,977	$8.45

As of December 31, 2012, there was $51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the board of directors.  The total fair value of shares vested during the years ended December 31, 2012 and 2011 were $515 and $134 respectively.

(13)         PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (the “Preferred Share”).

On October 27 and November 17, 2009, the Company sold 1,446,105 and 1,350,616 Preferred Shares to certain accredited investors in connection with the Preferred Shares Financing, respectively.  Each Preferred Share is convertible into 0.1333 shares of common stock, at a conversion price of $21.45 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert if the common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities.  The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009.  Each Preferred Share is entitled to participate in any dividends declared and paid on the common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Each Preferred Share has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends.  During the year ended December 31, 2011, 415,906 Preferred Shares were converted and at December 31, 2011, 632,853 Preferred Shares were outstanding, with an aggregate liquidation preference of $1,810. During the year ended December 31, 2012, 238,375 Preferred Shares were converted and at December 31, 2012, 394,478 Preferred Shares were outstanding, with an aggregate liquidation preference of $1.13 million.

(14)         EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share (in thousands except for share amounts):

(a)           Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the years ended December 31, 2012 and 2011, based on the number of common shares outstanding during the periods shown (taking into account the number of preferred shares converted into common shares at the end of such periods on a 1 preferred share-for-0.1333 common share basis), and participating preferred shares outstanding during the periods shown.

	Year ended December 31,
	2012	2011
Income attributable to common shareholders of the Company	$17,524	$13,478
Income attributable to preferred shareholders of the Company	354	450
Net income	$17,878	$13,928
Weighted average number of common shares outstanding	2,565,394	2,487,099

(b)           Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.  The Company has two categories of dilutive potential common shares: the Preferred Shares issued in October and November 2009 in connection with the Preferred Shares Financing, and the Warrants issued in connection with both the Preferred Shares Financing and the Common Shares Financing in December 2009.  For the year ended December 31, 2011, the Warrants were assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding Warrants. The Warrants expired during the fourth quarter of 2012. The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-0.1333 basis.  Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used.  The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the Warrants for the year ended December 31, 2011.

	Year ended December 31,
	2012	2011
Net income	$17,878	$13,928
Weighted average number of common shares outstanding	2,565,394	2,487,099

Adjustment for:
Preferred stock	69,729	113,798
	2,635,123	2,600,897

Warrants were excluded from the calculation of diluted earnings per share for the year ended December 31, 2011 as their effects were anti-dilutive.

(15)         INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Year ended December 31,
	2012	2011
PRC enterprise income tax - current	$7,027	$4,455

As of December 31, 2012 and December 31, 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

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

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2012 and 2011.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the years ended December 31, 2012 and 2011 respectively (in thousands):

	Year ended December 31,
	2012	2011
Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$6,226	$4,596
Tax adjustment for prior year	1,056	-
Tax effect of non-deductible expenses and other	(87)	384
Tax effect of non-taxable valuation change (Warrant liability)	(168)	(525)
Effective tax expense	$7,027	$4,455

The tax adjustment for the prior year represents a change in management’s estimate of the prior year income tax provision.  Certain expenses that the Company believed were deductible were deemed non-deductible by the PRC tax bureau subsequent to the Company's filing of its annual report on Form 10-K on April 12, 2012.  A provision was therefore made for the additional income tax during 2012.  Non-deductible expenses for the years ended December 31, 2012 and 2011 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

The New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the PRC subsidiary and the VIE in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of the subsidiary and VIE through December 31, 2012. Total undistributed earnings of the PRC subsidiary and the VIE in the PRC at December 31, 2012 was RMB 369,493 ($59,628).

(16)         SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  During the years ended December 31, 2012 and 2011, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at company stores.  These reportable segments represent the two ways that the Company sells its products: (1) to its distributors who then sell the products to consumers, and (2) directly to consumers (via company stores).  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company stores, however, require different types of management focus and as such are managed separately.  As of December 31, 2012 the Company’s distributors operated 404 points of sale, and the Company operated 17 company stores.

Condensed information with respect to the two reportable business segments for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Year ended December 31,
	2012	2011
Net sales:
Distributor	$89,876	$85,497
Company stores	4,671	3,329
	94,547	88,826

Cost of sales:
Distributor	50,854	49,124
Company stores	1,636	940
	52,490	50,064

Selling expenses:
Distributor	9,381	12,726
Company stores	2,264	2,893
	11,645	15,619

General and administrative expenses:
Distributor	2,854	2,628
Company stores	148	102
Other	3,267	2,736
	6,269	5,466

Income (loss) before provision for income taxes:
Distributor	26,787	21,019
Company stores	623	(606)
Other (a)	(2,505)	(2,030)
	$24,905	$18,383

(a)
The Company does not allocate its general and administrative expenses from its activities in the United States, or the fair value charges of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	At December 31,
	2012	2011
Identifiable long lived assets (net of depreciation and amortization):
Corporate	$71	$54
Distributor	-	-
Company stores	6,310	7,362
	$6,381	$7,416

(17)         STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, it is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company but can be used to make up prior year cumulative losses.  As of December 31, 2012, the registered capital was RMB 10 million ($1,517,036), and the statutory reserves have been fully funded.

Like Yinglin Jinduren, China Dong Rong is also required to set aside at least 10% of its annual after-tax net profit, if any, to fund government-mandated statutory reserves until the balance of such reserves reach 50% of its registered capital, or $4 million (based on its registered capital of $8 million).  The funds in the statutory reserves can only be used for certain purposes, such as to increase its registered capital or to eliminate its future losses as determined under PRC generally acceptable accounting principles. The statutory reserves for China Dong Rong were fully funded during 2012.

(18)         LEASE COMMITMENTS

Company leases (in thousands):

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $161 and $115 for the years ended December 31, 2012 and 2011, respectively.

Store leases (in thousands):

As of December 31, 2012, the Company operated 17 company stores.  Of the leases for these stores, 6 require fixed rent payments.  The remaining 11 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for fixed-rent leases amounted to $460 and $220 for the years ended December 31, 2012 and 2011, respectively.  Rent expense for leases based on store revenues was $641 and $538 for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments under long-term, non-cancelable leases as of December 31, 2012, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total future minimum payments
Year ending December 31,
2013	$137	$326	$463
2014	137	127	264
2015	143	-	143
2016	151	-	151

	$568	$453	$1,021

(19)           BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements in effect with 12 distributors at December 31, 2012, and with 11 distributors at December 31, 2011.

Four distributors accounted for 18.9%, 16.1%, 14.2% and 13.5% of the Company’s revenue for the year ended December 31, 2012, respectively. Four distributors accounted for 18.4%, 11.3%, 11.2% and 11.0% of the Company’s revenue for the year ended December 31, 2011, respectively. No other customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2012 or 2011.

Four distributors accounted for 24.4%, 19.3%, 18.0% and 13.6% of total accounts receivable of the Company as of December 31, 2012. Four distributors accounted for 23.2%, 15.7%, 13.2% and 10.1% of total accounts receivable of the Company as of December 31, 2011. No other customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2012 or 2011.

Three vendors accounted for 21.5%, 20.1% and 19.3% of the Company’s purchases for the year ended December 31, 2012, respectively. Two vendors accounted for 14.5% and 10.8% of the Company’s purchases for the year ended December 31, 2011, respectively. No other vendor accounted for 10% or more of the Company’s purchases for the years ended December 31, 2012 or 2011.

Four vendors accounted for 39.8%, 17.7%, 16.4% and 10.8% of total accounts payable of the Company as of December 31, 2012. One vendor accounted for 50.7% of total accounts payable of the Company as of December 31, 2011. No other vendor accounted for 10% or more of the Company’s accounts payable as of December 31, 2012 or 2011.

The above concentrations make the Company vulnerable to a near-term severe impact should the relationships be terminated.

(20)           BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, China Dong Rong participates in a local municipal government retirement benefits scheme (the “Scheme”), whereby China Dong Rong is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under the Scheme are charged to the income statement as incurred.  Contributions to the Scheme were $96,000 and $64,000 for the years ended December 31, 2012 and 2011, respectively.

(21)           SUBSEQUENT EVENTS

In January 2013, a Company distributor began selling the Company’s apparel in New York City.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, and have concluded that as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective due to the following material weakness:

Accounting and Finance Personnel Weaknesses, During 2012, our Chief Financial Officer who is a Certified Public Accountant worked for us on a full time basis. We also continued to utilize outside consultants to assist us with various accounting matters such as the valuation of goodwill related to our 2011 distributor acquisition. However, the current on-site accounting staff remains relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.  In reaching such conclusion, the following factors were considered:

(a)	How appropriately we complied with U.S. GAAP in accounting for transactions; and

(b)	How accurately we prepared supporting information provided to our independent auditors on a quarterly and annual basis.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the 2013 fiscal year, we intend to take the following remediation measures:

(1)	Recruit sufficient on-site qualified accounting personnel;

(2)
Continue to involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and

(3)	Improve the interaction among our management, audit committee, and other external advisors.

The effectiveness of these remediation efforts will not be known until the Company performs a test of these controls in connection with management’s tests of internal controls over financial reporting that the Company will undertake as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Qingqing Wu	41	Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer	February 23, 2009
Bennet P. Tchaikovsky	43	Chief Financial Officer	April 27, 2010
Jianwei Shen	56	Director	March 7, 2009
Yuzhen Wu	34	Director	March 7, 2009
Ying Zhang	35	Director	March 10, 2010
Jianhui Wang	42	Director	June 1, 2010

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

Bennet P. Tchaikovsky has been our Chief Financial Officer since April 2010 and has done so on a full time basis since September 28, 2011.  From August 2011 to December 2012, Mr. Tchaikovsky served as a director for China Jo-Jo Drugstores, Inc. (“China Jo-Jo”).  China Jo-Jo is a U.S. public company (NASDAQ: CJJD) operating a chain of pharmacies in China. Mr. Tchaikovsky served as the part- time Chief Financial Officer of China Jo-Jo from September 2009 through August 1, 2011.  From May 2008 to April 16, 2010, Mr. Tchaikovsky served as the chief financial officer of Skystar Bio-Pharmaceutical Company (“Skystar”) which he performed on a part-time basis.  Skystar is a U.S. public company (NASDAQ: SKBI) that manufactures and distributes veterinary medicines and related products in China, and Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations.  From March 2008 through November 2009, Mr. Tchaikovsky was a director of Ever-Glory International Group (“Ever-Glory”), and served on the audit committee as chairman and on the compensation committee as a member.  Ever-Glory is a U.S. public company (AMEX: EVK) and apparel manufacturer based in China.  From December 2008 through November 2009, Mr. Tchaikovsky was a director of Sino Clean Energy, Inc. (“Sino Clean”), and served on the audit committee as chairman and on both the compensation and nominating committees as members.  Sino Clean is a U.S. public company (NASDAQ: SCEI) and manufactures a coal fuel substitute in China.  From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. (“ICT”), a U.S. public company and developer of “one-time-password” security solutions.  In such role, Mr. Tchaikovsky assisted the company primarily with preparing its financial statements and other financial reporting obligations.  Mr. Tchaikovsky acted as a consultant to ICT from November 2007 until July 2008.  None of the foregoing companies is related to or affiliated with us.  Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar.  He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

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

Yuzhen Wu graduated from Huaqiao University in 1998 with a major in Business Management.  Mr. Wu is a valued management member of Yinglin Jingduren, where he has worked since May 1998.  Mr. Wu was chosen to be a member of our board of directors because of his extensive work and management experience in the apparel industry that he has gained as a member of the management team of Yinglin Jinduren, our operating business segment, as described more fully below.  From June 1998 to August 2001, Mr. Wu worked as the workshop director supervising all aspects of our production workshop.  From September 2001 to October 2003, Mr. Wu worked as the production manager overseeing all production arrangements and process.  Mr. Wu served as the vice general manager between November 2003 and January 2006, supervising and managing our production, quality and inventory planning process, and as director of the general production management since February 2006, coordinating with OEM manufacturers to ensure that their production volumes and quality meet with our requirements.

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

During 2012, our board of directors and its committees held the following number of meetings and took the following number of actions by unanimous written consent:

	Meetings	Unanimous written consents
Board of directors	0	3
Audit committee	0	1
Compensation committee	0	3
Nominating committee	0	0

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

The responsibilities of our audit committee include:

●	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

●
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

●
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

●
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

●
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

Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, to the best of our knowledge, we believe that for the fiscal year ended December 31, 2012, our directors, executive officers and persons who owned more than 10% of a registered class of the Company's equity securities complied with Section 16(a) filing requirements applicable to them.

Code of Business Conduct and Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer.  A copy of the code of ethics is attached as Exhibit 14.1 to our annual report on Form 10-K filed with the SEC on March 7, 2008.

ITEM 11.          EXECUTIVE COMPENSATION

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2012 and 2011, by our principal executive officer and each of our other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Qingqing Wu,	2012	18,270	-	-		-	-	-	-	$18,270
President, CEO,
COO and Secretary (1)	2011	14,062	-	-		-	-	-	-	$14,062

Bennet P. Tchaikovsky,	2012	90,000	-	200,018	(2)	-	-	-	-	$290,018
CFO
	2011	75,000	-	104,965	(3)	-	-	-	-	$179,965
_____________
(1)	For 2011, Mr. Wu’s compensation is based on interbank exchange rate of RMB 1 to $6.46. For 2012, Mr. Wu’s compensation is based on interbank exchange rate of RMB 1 to $6.31.

(2)
Reflects 19,636 shares of common stock issued pursuant to the Loanout Agreement with Worldwide Officers, Inc. (“WOI”) dated September 28, 2011.  See “Loanout Agreement for the Services of Bennet P. Tchaikovsky” below.

(3)
Reflects 848 shares of common stock issued pursuant to the Loanout Agreement with WOI dated April 27, 2010, and 7,777 shares of common stock issued pursuant to the Loanout Agreement with WOI dated September 28, 2011.

Outstanding Equity Awards

Except as summarized below, there are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our named executive officers outstanding as of the end of December 31, 2012.

Name	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Bennet P. Tchaikovsky	28,248	(1)	150,011	(1)	-	-

(1)
These shares are issuable pursuant to the Loanout Agreement with WOI dated September 28, 2012, including 6,025 shares with market value of $8.30 per share on their grant date of September 28, 2012, and 22,223 shares with market value of $4.50 per share on their grant date of March 28, 2013.  See “Loanout Agreement for the Services of Bennet P. Tchaikovsky” below.  6,024 shares vested on March 27, 2013.

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

Loanout Agreement for the Services of Bennet P. Tchaikovsky

On September 28, 2011, we entered into a Loanout Agreement with Worldwide Officers, Inc., a California corporation of which Mr. Tchaikovsky is the principal (“WOI”), to continue the services of Mr. Tchaikovsky as our Chief Financial Officer on a full-time basis for a term of one year.  Under the terms of the Loanout Agreement, we agreed to pay WOI $90,000 in cash and $200,000 in restricted common stock, $100,000 of which is calculated based on the closing price of the common stock on the first day of Mr. Tchaikovsky’s service term, and the other $100,000 on the closing price on the first day immediately after the initial 6-month period of the service term.   WOI accordingly received 10,257 shares that fully vested on March 27, 2012, and 8,482 shares that fully vested on September 27, 2012.  In addition, for Mr. Tchaikovsky’s services from April 27, 2011 to September 27, 2011, we agreed to compensate WOI $29,534 in cash and to grant a restricted stock award of 2,648 shares of our common stock, which fully vested on September 28, 2011.

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

We are also obligated under the Loanout Agreement to indemnify Mr. Tchaikovsky for any claims made against him in his capacity as the Chief Financial Officer and, in connection to that obligation, we are required to include him under any director and officer insurance policy that is in effect during the term of the Loanout Agreement.

On September 28, 2012, the Loanout Agreement renewed automatically for an additional one-year term in accordance with its terms.  For Mr. Tchaikovsky’s services from September 28, 2012 through September 27, 2013, WOI has received 12,049 shares that fully vested on March 27, 2013, and will receive an additional 22,223 shares that will fully vest on September 27, 2013.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2012, except for Mr. Qingqing Wu whose compensation is shown in the summary compensation table above:

Name	Fees ($)	Stock awards ($)		Option awards ($)	No-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jianwei Shen	22,000	-			-	-	-	22,000
Yuzhen Wu	-	-			-	-	-	-
Ying Zhang	30,000	15,880	(1)	-	-	-	-	45,880
Jianhui Wang	16,000	-			-	-	-	16,000

(1)
Reflects 1,334 shares due and issuable in 2012, and reflects the total dollar amount of such shares that we expensed during 2012 for financial statement reporting purposes, based on the closing price of our common stock on March 10, 2011 with respect to 333.5 shares, and the closing price on March 10, 2012 with respect to 1,000.5 shares.

Agreements with Directors

We entered into a written agreement with Ms. Ying Zhang on March 10, 2010, for her services as a director, audit committee chairperson and audit committee financial expert, compensation committee member, and nominating committee chairperson.  For her services, we agreed to compensate Ms. Zhang $30,000 in cash and 1,334 restricted shares of common stock annually, payable in four quarterly installments of $7,500 and 333.5 shares each beginning with the quarter ending June 30, 2010.  Additionally, we are obligated to obtain a directors and officers insurance policy, and to include Ms. Zhang as an insured under such policy.  We have continued the terms of this agreement with Ms. Zhang in 2013.

We entered into a written agreement with Dr. Jianwei Shen on March 10, 2010, for his services as a director, audit committee member, compensation committee chairperson, and nominating committee member.  For his services, we agreed to compensate Dr. Shen $22,000 in cash annually, payable in four quarterly installments of $5,500 beginning with the quarter ending June 30, 2010.  Additionally, we agreed to reimburse Dr. Shen for his expenses incurred in connection with the performance of his duties, including travel expenses.  We are also obligated to obtain a directors and officers insurance policy, and to include Dr. Shen as an insured under such policy.  We have continued the terms of this agreement with Dr. Shen in 2013.

We entered into a written agreement with Mr. Jianhui Wang on June 1, 2010, for his services as a director and a member of the audit, compensation and nominating committees.  For his services, we agreed to compensate Mr. Wang $16,000 annually, payable in quarterly installments.  Additionally, we agreed to reimburse Mr. Wang for his expenses incurred in connection with the performance of his duties, including travel expenses.  We are also obligated to obtain directors’ and officers’ liability insurance, and to include Mr. Wang as an insured under such policy.  We have continued the terms of this agreement with Mr. Wang in 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	232,666
TOTAL	—	—	232,666

On May 21, 2012, our board of directors approved a stock plan entitled “VLOV Inc. 2012 Stock Plan” (the “Plan”).  Under the Plan, the Company may issue up to 266,667 shares of common stock to our officers, directors, employees and consultants.  The Plan is administered the compensation committee of our board of directors, which has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to grant awards; to determine the number of awards to be granted and the time or times at which awards shall be granted; to establish the terms and conditions upon which awards may be exercised; to remove or adjust any restrictions and conditions upon awards; to specify, at the time of grant, provisions relating to exercisability of awards and to accelerate or otherwise modify the exercisability of any awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2013, for each of the following persons:

●	each of our directors and each of the named executive officers in the summary compensation table above;
●	all directors and named executive officers as a group; and
●	each person who is known by us to own beneficially 5% or more of our common stock.

Name and Position (1)	Number of shares beneficially owned (2)	Percent of shares beneficially owned (3)
Qingqing Wu, Chairman of the Board, President, and Chief Executive Officer (4)	1,279,533	48.5%
Bennet P. Tchaikovsky, Chief Financial Officer (5)	36,103	1.4%
Jianwei Shen, Director	-	*	%
Yuzhen Wu, Director	-	*	%
Ying Zhang, Director (6)	5,336	*	%
Jianhui Wang	-	*	%
All Executive Officers and Directors as a Group (6 persons)	1,328,837	50.0%

5% Stockholders:
Bestgrain Limited (7)	1,279,533	48.5%
________
* Less than 1%

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.  Unless otherwise indicated, the address of each beneficial owner listed below is 5F, No. 151 Taidong Road, Xiamen Guanyin Shan International Business Center, Siming District, Xiamen City, Fujian Province, People’s Republic of China.

(2)
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

(3)
Based on 2,637,753 shares of common stock outstanding on April 10, 2013.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(4)
Represents shares held directly by Bestgrain Limited.  Since Mr. Wu is the director and sole shareholder of Bestgrain Limited, he indirectly owns the shares held by Bestgrain Limited through his sole ownership of Bestgrain Limited.

(5)	Mr. Tchaikovsky’s address is 6571 Morningside Drive, Huntington Beach, CA 92648.

(6)
Ms. Zhang’s address is No. 9 Yanyu Middle Road, Qianzhou Village, Huishan District, Wuxi, Jiangsu Province, China 214181. Includes 2,668 shares which Ms. Zhang has the right to acquire within 60 days of April, 2013.

(7)	The address of Bestgrain Limited is 18A Man Hing Commercial Building, 79-83 Queen’s Road Central, Hong Kong SAR.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are our related party transactions since January 1, 2010:

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

As described in “Business – Our History and Corporate Structure” above, we control Yinglin Jinduren through contractual arrangements between HK Dong Rong, our wholly-owned subsidiary, and Yinglin Jinduren.

Mr. Qingqing Wu, in addition to being our Chairman and CEO, is:

●	the Director of PXPF, with which we entered into the Share Exchange;
●	the sole shareholder and Director of Bestgrain Limited, which owned approximately 48.5% of our common stock issued and outstanding as of April 10, 2013;
●	a Director of HK Dong Rong; and
●	the Executive Director of China Dong Rong, which is wholly owned by HK Dong Rong and which currently carries out all of our business operations.

Mr. Wu is also a Director of Yinglin Jinduren, as is his brother Mr. Zhifan Wu.  Mr. Qingqing Wu and Mr. Zhifan Wu hold 65.91% and 34.09%, respectively, of the ownership interests of Yinglin Jinduren.  Because Mr. Qingqing Wu also owns a majority of our issued and outstanding common stock, we believe that our interests are aligned with those of Yinglin Jinduren and its owners.  However, see “Risk Factors – Risks Related to Our Corporate Structure – Our contractual arrangements with Yinglin Jinduren and its owners as well as our ability to enforce our rights thereunder may not be as effective in providing control over Yinglin Jinduren as direct ownership,” and “Certain management members of Yinglin Jinduren have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.”

Other Related Transactions

	December 31,
	2012	2011
Amount due to a director/officer:
Mr. Qingqing Wu (1)	$664,000	$1,144,000
Mr. Bennet P. Tchaikovsky (2)	23,000	5,000
Ms. Ying Zhang (3)	97,000	67,000
Mr. Jianwei Shen (3)	12,000	-
Mr. Jianhui Wang (3)	16,000	-
Total	$812,000	$1,216,000

(1)	For money advanced to us for our general expenses, and is unsecured, interest free and repayable on demand.

(2)	For reimbursable expenses.
(3)	For cash and stock compensation.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Crowe Horwath (HK) CPA Limited (“Crowe HK”), whom we engaged on April 18, 2012.  Our prior auditor was Crowe Horwath LLP (“Crowe”), whom we engaged on April 9, 2009 and who resigned on April 18, 2012.  The following table shows the fees that were billed or to be billed for audit and other services provided by Crowe HK in relation to our 2012 fiscal year and Crowe in relation to our 2011 fiscal year:

	For the year ended December 31,
	2012 (by Crowe HK)	2011 (by Crowe)
Audit Fees (1)	$270,000	$354,000
Audit-related Fees (2)	-	17,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$270,000	$371,000
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

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors for 2011.  Our audit committee approved the engagement of our independent auditors for 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

The following consolidated financial statements for the years ended December 31, 2012 and 2011 are included in Part II, Item 8 of this report:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)           Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation, as amended (12)
3.2	Bylaws (2)
3.3	Amendment to the Bylaws (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Series A Convertible Preferred Stock Certificate (4)
4.3	2012 Stock Plan (11)
10.1	Consulting Services Agreement (1)
10.2	Operating Agreement (1)
10.3	Equity Pledge Agreement (1)
10.4	Option Agreement (1)
10.5	Voting Rights Proxy Agreement (1)
10.6	Form of Director Offer Letter entered into with Ying Zhang and Jianwei Shen (5)
10.7	Loanout Agreement with Worldwide Officers, Inc. dated September 28, 2011 (9)
10.8	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (9)
10.9	Restricted Stock Award Agreement with Worldwide Officers, Inc. dated as of September 28, 2011 (9)
10.10	Director Offer Letter with Jianhui Wang dated June 1, 2010 (7)
10.11	Acquisition of Distributorship Agreement between China Dong Rong and Xiamen Lianyu Commerce Co., Ltd. dated May 26, 2011 (10)
14.1	Code of Ethics (4)
21.1	List of Subsidiaries (6)
23.1	Consent of Independent Registered Public Accounting Firm – Crowe Horwath (HK) CPA Limited *
23.2	Consent of Independent Registered Public Accounting Firm – Crowe Horwath LLP *
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
99.1	Land Use Rights and Building Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated February 20, 2011 (8)
99.2	Property Transfer Agreement between Yinglin Jinduren and Zhimeng Wu dated January 25, 2011 (8)
99.3	Purchase Agreements between Yinglin Jinduren and its major suppliers for 2010 (8)
99.4	Purchase Agreements between China Dong Rong and its major suppliers for 2011 (8)
101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Scheme Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **
______________
*	Filed herewith.
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

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on October 30, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on March 7, 2008 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(5)	Filed on March 16, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on April 15, 2010, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(7)	Filed on June 3, 2010, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on March 31, 2011, as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.
(9)	Filed on September 28, 2011, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on August 22, 2011, as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(11)	Filed on May 25, 2012, as an exhibit to our Registration Statement on Form S-8, and incorporated herein by reference.
(12)	Filed on September 24, 2012, as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

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
Bennet P. Tchaikovsky
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Qingqing Wu	Chairman of the Board, President, and Chief Executive Officer	April 16, 2013
Qingqing Wu

/s/ Bennet P. Tchaikovsky	Chief Financial Officer	April 16, 2013
Bennet P. Tchaikovsky

/s/ Jianwei Shen	Director	April 16, 2013
Jianwei Shen

/s/ Yuzhen Wu	Director	April 16, 2013
Yuzhen Wu

/s/ Jianhui Wang	Director	April 16, 2013
Jianhui Wang

/s/ Ying Zhang	Director	April 16, 2013
Ying Zhang