Form 10-Q
period 2013-03-31
VLOV INC.
filed 2013-05-20
CIK 1388311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number: 000-53155

VLOV INC .
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

As of May 17, 2013, the registrant had 2,637,753 shares of common stock outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Forward Looking Statements

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VLOV INC.
CONDSENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, in U.S. Dollars)

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$29,972	$26,923
Accounts and other receivables	50,884	44,388
Trade deposits	717	872
Inventories	2,531	1,712
Prepaid expenses	25	673
Total current assets	84,129	74,568
Property, plant and equipment, net	1,114	1,121
Goodwill	5,290	5,260
TOTAL ASSETS	$90,533	$80,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,552	$5,855
Accrued expenses and other payables	1,635	1,758
Amounts due to directors/officers	947	812
Taxes payable	2,646	3,905
Total current liabilities	15,780	12,330

Stockholders’ Equity:
Common stock, $0.00001 par value, 13,333,334 shares authorized, 2,603,481 and 2,603,481 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 394,478 and 394,478 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively (liquidation preference $1,128,207 and $1,128,207)	561	561
Additional paid-in capital	10,628	10,575
Statutory reserve	4,100	4,100
Retained earnings	55,439	49,778
Accumulated other comprehensive income	4,024	3,604
Total stockholders' equity	74,753	68,619
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,533	$80,949

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, in U.S. Dollars- except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$26,610	$15,164
Cost of sales	15,072	7,387
Gross profit	11,538	7,777

Operating expenses:
Selling expenses	2,848	2,432
General and administrative expenses	1,108	998
	3,956	3,430

Income from operations	7,582	4,347

Other income (expenses):
Change in fair value of derivative liability	-	318
Interest income	-	17
	-	335

Income before provision for income taxes	7,582	4,682
Provision for income taxes	1,921	2,191

Net income	5,661	2,491

Other comprehensive income:
Foreign currency translation adjustment	420	355

Comprehensive income	$6,081	$2,846

Allocation of net income for calculating basic earnings per share:
Net income attributable to common shareholders	5,549	2,412
Net income attributable to preferred shareholders	112	79
Net income	$5,661	$2,491

Basic earnings per share- common	$2.13	$0.95

Diluted earnings per share	$2.13	$0.95

Weighted average number of common shares outstanding:
Basic	2,603,481	2,529,417
Diluted	2,656,078	2,613,294

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, in U.S. Dollars – except for share and per share data)
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	reserve	income	earnings	Equity

Balance at January 1, 2013	2,603,481	$1	394,478	$561	$10,575	$4,100	$3,604	$49,778	$68,619

Net income								5,661	5,661
Issuance of shares to officers/directors					53				53
Foreign currency translation adjustment							420		420

Balance at March 31, 2013	2,603,481	$1	394,478	$561	$10,628	$4,100	$4,024	$55,439	$74,753

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$5,661	$2,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	207
Stock compensation expense	53	53
Loss on disposal of property, plant and equipment	21	-
Change in fair value of derivative liability	-	(318)
(Increase) decrease in assets:
Accounts and other receivables	(6,238)	18,626
Trade deposits	159	(3,495)
Inventories	(808)	(57)
Prepaid expenses	650	9
Increase (decrease) in liabilities:
Accounts payable	4,658	(4,712)
Accrued expenses and other payables	(81)	(218)
Taxes payable	(1,279)	(296)

Net cash provided by operating activities	$2,948	$12,290

Cash flows from investing activities:
Purchases of property, plant and equipment	$(158)	$-
Net cash used in investing activities	$(158)	$-

Cash flows from financing activities:
Amounts due to director	$102	$(1,076)
Net cash provided by (used in) financing activities	$102	$(1,076)
Effect of exchange rate changes	157	85
Net increase in cash and cash equivalents	3,049	11,299
Cash and cash equivalents, beginning of period	26,923	14,725
Cash and cash equivalents, end of period	$29,972	$26,024

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,420	$1,800

See accompanying notes to unaudited condensed consolidated financial statements

VLOV INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Company designs, markets and distributes “VLOV” brand men’s apparel and related products in the People’s Republic of China (“PRC” or “China”).  The Company also owns and operates retail stores (“company stores”) in Fujian Province.  All of the Company’s business operations are carried out by the Company’s subsidiary in China, Dong Rong (China) Co., Ltd. (“China Dong Rong”).  The Company also controls another company in China, Jinjiang Yinglin Jinduren Fashion Limited (“Yinglin Jinduren”), through contractual arrangements between Yinglin Jinduren and the Company’s subsidiary in Hong Kong, Dong Rong Capital Investment Limited (“HK Dong Rong”).  All of the Company’s business operations were conducted by Yinglin Jinduren until December 31, 2010.

As a result of the foregoing, the accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background		Ownership
PXPF	●	A British Virgin Islands limited liability company	100%
	●	Incorporated on April 30, 2008

HK Dong Rong	●	A Hong Kong limited liability company	100%
	●	Incorporated on January 5, 2005 originally under the name “Korea Jinduren International Dress Limited”
	●	Acquired by PXPF from the majority shareholders of PXPF on September 22, 2008

China Dong Rong	●	A PRC limited liability company and deemed a wholly foreign owned enterprise (“WFOE”)	100%
	●	Incorporated on November 19, 2009
	●	Registered capital of $8 million fully funded

Yinglin Jinduren	●	A PRC limited liability company	VIE by
	●	Incorporated on January 19, 2002	contractual
	●	Registered capital of RMB 10,000,000 ($1,237,000) fully paid by Qingqing Wu, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and his brother Zhifan Wu.	arrangements (1)
	●	65.91% and 34.09% of outstanding equity interests held by Qingqing Wu and Zhifan Wu, respectively

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

The Company believes that the equity owners of Yinglin Jinduren do not have the characteristics of a controlling financial interest, and that the Company is the primary beneficiary of the operations and residual returns of Yinglin Jinduren and, in the event of losses, would be required to absorb a majority of such losses. Accordingly, the Company consolidates Yinglin Jinduren’s results, assets and liabilities in the accompanying financial statements. Due to the contractual arrangements, the net income and interest allocable to the non-controlling interest is zero.

The Company’s consolidated assets do not include any collateral for Yinglin Jinduren’s obligations. The creditors of Yinglin Jinduren do not have recourse to the general credit of the Company.

Since Yinglin Jinduren has no operations, the Company may dissolve it and exit from the contractual arrangements sometime in the future. Until then, however, the Company will continue operate its business through China Dong Rong while controlling Yinglin Jinduren through the contractual arrangements.

 (b)            Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and Yinglin Jinduren, which is considered a variable interest entity (“VIE”).  Yinglin Jinduren is considered a VIE because the Company is deemed to be its primary beneficiary by virtue of the contractual arrangements between HK Dong Rong and Yinglin Jinduren.  Because the Company and Yinglin Jinduren are under common control, the initial measurement of the assets and liabilities of Yinglin Jinduren for the purpose of consolidation by the Company is at book value.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.  As of March 31, 2013, Yinglin Jinduren had no operations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.  The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(c)            Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.  The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions that the management is required to make.  Estimates that are critical to the accompanying consolidated financial statements relate primarily to returns, sales allowances and customer chargebacks, allowance for doubtful accounts on receivables, reserves for inventory, the identification and valuation of derivative instruments, income taxes and impairment of goodwill.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from these estimates.

(d)           Revenue recognition

Sales of goods - distributors

All of the Company’s products sold to its distributors are manufactured on its behalf by third-parties, based on orders from the distributors.  The Company is responsible for product design, product specification, pricing to the customer, the choice of third-party manufacturer, product quality and credit risk associated with the customer receivable.  As such, the Company acts as a principal and records revenues on a gross basis.

The Company recognizes revenue when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred, and (d) collectability of the resulting receivable is reasonably assured.  Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered and the title has passed to the customer.  Revenue excludes value-added tax (“VAT”) and is stated after deduction of trade discounts and allowances.

Returns within three days of purchase are accepted only for quality reasons.  The Company has not yet had the experience to estimate and provide for such returns at the time of sale, and returns have been minimal to date.

In addition, the Company does not have any arrangements with its distributors to accept returns of obsolete or out-of-season stock.

Sales of goods - retail

In July 2011, the Company began operating company stores selling its products.  Revenue from retail sales is recognized at each point of sale.  During the three months ended March 31, 2013 and 2012, such sales accounted for 4.2% and 6.9% of the Company’s total revenue, respectively.

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

(f)            Accounts receivable

Accounts receivable, including associated VAT, are unsecured, and are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company evaluates the collectability of its accounts receivable based on a combination of factors, including customer credit-worthiness and historical collection experience.  Management reviews the receivable aging and adjusts the allowance based on historical experience, financial condition of the customer and other relevant current economic factors.  Interest is not normally charged on accounts receivables.  As of May 13, 2013, there was $5,106 in accounts receivable aged over 120 days at March 31, 2013 that had not been collected.  Management believes that the remaining accounts receivable are collectable.  As of March 31, 2013 and December 31, 2012, there was no allowance for uncollectible accounts receivable.

(g)            Trade deposits

The Company places trade deposits with third-party manufacturers in order to secure its ability to order products.  The trade deposits are recorded at the amount paid to the manufacturers.  Trade deposits are applied against the manufacturers’ invoices for inventory purchases.  Inventory is recorded when received or title transfers to the Company.

(h)           Inventories

Inventories are stated at the lower of cost, determined by the weighted average method, or market value.  For the company stores, the Company carries out physical inventory counts on a monthly basis to ensure that the amounts reflected in the consolidated financial statements at each reporting period are properly stated and valued.  The Company records write-downs to inventories for shrinkage losses and damaged merchandise that are identified during the inventory counts. To date, such amounts have not been material to the consolidated financial statements. The Company also estimates an inventory allowance for excessive, slow moving and/or obsolete inventories as well as inventory which carrying value is in excess of net realizable value. As of March 31, 2013 and December 31, 2012, there was no allowance for inventory.

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

(j)            Impairment of long-lived assets

The Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired.  If the carrying value exceeds the Company’s estimate, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. There was no indication of impairment to long-lived assets as of March 31, 2013 and December 31, 2012.

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

There was no indication of impairment to goodwill as of March 31, 2013 and December 31, 2012.

(l)            Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”).  The accompanying condensed consolidated financial statements of the Company are translated from RMB into U.S. dollars (“$”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by www.oanda.com, which are determined largely by supply and demand.  The rates of exchange quoted by www.oanda.com on March 31, 2013 and December 31, 2012 were $1.00 to RMB 6.27 and RMB 6.31, respectively.  The average translation rates of $1.00 to RMB 6.28 and RMB 6.31 were applied to the income statement accounts for the three months ended March 31, 2013 and 2012, respectively.

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

Translation adjustments are recorded as other comprehensive income in the condensed consolidated statements of comprehensive income and as a separate component of stockholders equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

(m)          Comprehensive income

The Company’s only component of other comprehensive income is foreign currency translation gains and losses.  Foreign currency translation gains for the three months ended March 31, 2013 and 2012 were $420,000 and $355,000, respectively.  Accumulated other comprehensive income is recorded as a separate component of stockholders’ equity.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  Accordingly, the income tax returns of China Dong Rong and Yinglin Jinduren for the years ended December 31, 2010 through 2012 are open to examination by the PRC central and local tax authorities.  The Company records interest and penalties as other expense on the consolidated statements of comprehensive income.  During the three months ended March 31, 2013 and 2012, the Company did not recognize any amount in interest and penalties.

(o)          Advertising costs

Advertising costs are expensed and reflected in selling expenses on the consolidated statements of comprehensive income in the period in which the advertisements are first run.  Advertising expense for the three months ended March 31, 2013 and 2012 was approximately $1.57 million and $1.54 million, respectively.

(p)           Shipping and handling costs

Shipping and handling costs are expensed as incurred and included in selling expense. Such costs were insignificant for the three months ended March 31, 2013 and 2012.

(q)           Research and development costs

The Company charges all product design and development costs to expense when incurred, and such costs are reflected in general and administrative expenses on the consolidated statements of income and comprehensive income.  Such costs were approximately $0.53 million and $0.59 million for the three months ended March 31, 2013 and 2012, respectively.

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

(v)           Recent accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of the provision in this ASU did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

(2)           ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Accounts receivable	$50,683	$43,992
Other receivables	201	396
Allowance for doubtful accounts	-	-

	$50,884	$44,388

All of the Company’s customers are located in the PRC except for one distributor that sells the Company’s products in New York City.  The Company provides credit in the normal course of business.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

(3)          INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Finished goods	$2,531	$1,712

(4)          TRADE DEPOSITS

Trade deposits (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Trade deposits	$717	$872

Trade deposits consist of deposits made to third-party manufacturers in order for them to manufacture on behalf of the Company.  As of March 31, 2013, 100% of the balance was with the Company’s two top manufacturers. As of December 31, 2012, 100% of the balance was with the top three manufacturers.

(5)          BUSINESS COMBINATION

In May 2011, the Company entered into an agreement with its then Fujian distributor to acquire the distributor’s retail network of 13 stores for $6,684,000 (RMB 44,100,000) in cash.  The Company completed this acquisition on June 30, 2011 and has reported its operations since July 1, 2011.  This acquisition resulted in a new segment, company stores, as further disclosed in Note 16.

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

The pre-existing distribution agreement recognized in conjunction with the acquisition represents the intangible value of the reacquisition of the distribution license that was granted by the Company to its Fujian distributor.  The value assigned to the pre-existing distribution agreement has been fully amortized as of December 31, 2011.

The goodwill recognized in conjunction with the acquisition represents intangible values of the acquired store locations for their future profit potential that do not qualify for separate recognition, or other factors.

(6)          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Leasehold improvements	$2,265	$2,170
Motor vehicles	56	56
Office equipment	111	105

Total property, plant and equipment	2,432	2,331
Less: accumulated depreciation	(1,318)	(1,210)

Property, plant and equipment, net	$1,114	$1,121

Depreciation expense was $152 and $207 for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the Company disposed of leasehold improvements with a collective net book value of $21, for nil, resulting in a loss of $21.

(7)          GOODWILL

Goodwill (see Note 5) consists of the following (in thousands):

	March 31, 2013	December 31, 2011
	(unaudited)
Beginning of period	$5,260	$5,219
Exchange realignment	30	41

End of period	$5,290	$5,260

(8)            ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Accrued salaries and wages	$101	$87
Accrued liquidated damages (Note 10)	987	987
Accrued expenses	342	480
Advertising subsidies payable	205	204
	$1,635	$1,758

(9)          RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Qingqing Wu (1)	$760	$664
Bennet Tchaikovsky (2)	45	23
Ying Zhang (3)	104	97
Jianwei Shen (3)	18	12
Jianhui Wang (3)	20	16
	$947	$812

(1)	The amount due to this director is unsecured, interest-free and repayable on demand.
(2)	Represents compensation and reimbursable expenses owed.
(3)	Represents cash compensation owed.

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

(10)          SALE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS

On October 27, 2009, the Company issued 1,446,105 shares of the Company’s series A convertible preferred stock (the “Preferred Shares”) to several accredited investors at $2.86 per share, as well as warrants to 96,407 purchase shares of the Company’s common stock.  On November 17, 2009, the Company issued an additional 1,350,616 Preferred Shares to several accredited investors, as well as warrants to purchase 90,041 shares of common stock.  The Company issued the Preferred Shares and warrants pursuant to a securities purchase agreement with the investors, and gross proceeds from both issuances amounted to $8.0 million in the aggregate (the “Preferred Shares Financing”).  The 1,446,105 Preferred Shares issued on October 27, 2009 and the 1,350,616 Preferred Shares issued on November 17, 2009 are convertible into 192,814 common shares and 180,082 common shares, respectively.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on October 23, 2009 (the “Certificate”).  The Preferred Shares are convertible into 0.1333 shares of common stock at $21.45 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert when the Company’s common stock is qualified for listing on either the NASDAQ Capital Market or the NYSE Amex Equities.  The Preferred Shares are entitled to participate in any dividends declared and paid on the Company’s common stock on an as-converted basis.  Holders of the Preferred Shares are also entitled to notice of any stockholders’ meeting and vote together with common stock holders on an as-converted basis.  Additionally, as long as any Preferred Shares are outstanding, the Company cannot, without the affirmative vote of the holders of a majority of the then outstanding Preferred Shares, (a) alter or change adversely the powers, preferences, or rights given to the Preferred Shares or alter or amend the Certificate, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5 of the Certificate) senior to or otherwise pari passu with the Preferred Shares, (c) amend its charter documents in any manner that adversely affects any rights of the holders of Preferred Shares, (d) increase the number of authorized shares of Preferred Shares, or (e) enter into any agreement with respect to any of the foregoing.  Each Preferred Share also has a liquidation preference of $2.86 per share, plus any accrued but unpaid dividends.

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

On December 1, 2009, the Company issued 87,138 shares of common stock to several accredited investor at $21.45 per share, as well as warrants to purchase 43,569 common shares.  The terms of these warrants are identical to those issued in the Preferred Shares Financing.  The Company issued the common stock and warrants pursuant to a securities purchase agreement with the investors, and gross proceeds from the issuance amounted to $1.87 million (the “Common Shares Financing,” and together with the Preferred Shares Financing, the “Financings”).

In connection with the Financings, the Company timely filed a registration statement registering for resale the issued common shares and those underlying the Preferred Shares and warrants on December 17, 2009.  The registration statement, however, was not declared effective until March 30, 2011, thereby subjecting the Company to liquidated damages of $987,000, or 1% of the gross proceeds from the Financings per month, up to 10%.  As of March 31, 2013 and December 31, 2012, the Company accrued the full amount of the liquidated damages (Note 21).

Because the warrants contain provisions that would reduce their exercise price in the event that the Company issues additional equity, equity linked securities or securities convertible into common stock at a purchase price less than the then applicable conversion or exercise price, and because the warrants are denominated in a currency that is different from the Company’s functional currency, they were accounted for as derivative instrument liabilities (see Note 11). The warrants from both Financings expired during the fourth quarter of 2012.

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

(11)        DERIVATIVE FINANCIAL INSTRUMENTS

Prior to their expiration, the Company used a binomial option pricing model to value the warrants issued in the Financing.  In valuing the warrants at the time they were issued and at March 31, 2012, the Company used the market price of its common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants.  All warrants could have been exercised by the holder at any time.

Because of the relatively limited historical trading period of the Company’s common stock, the expected volatility of its common stock over the then remaining life of the warrants, which was estimated at 77% as of March 31, 2012, was based on a review of the volatility of entities considered by management as comparable.  The risk-free rate of return used for the three months ended March 31, 2012 was 0.16%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the then remaining life of the warrants.  Dividend was estimated at 0% at March 31, 2012.

At March 31, 2013 and December 31, 2012, no derivative liabilities related to common stock warrants were outstanding as all the common stock warrants expired during the fourth quarter of 2012.

During the three months ended March 31, 2012, the Company recognized a gain of $318 from the change in fair value of the warrant liability.

(12)       COMMON STOCK

All amounts in this note are in thousands except for share data (shares, par value and price per share).  In addition, all common share and per share amounts, and exercise prices of warrants and options in these notes and the accompanying unaudited consolidated financial statements have been retroactively restated to reflect the reverse stock splits described below.

The Company is authorized to issue 13,333,334 shares of common stock, $0.00001 par value per share.  At March 31, 2013, 2,603,481 shares of common stock were issued and outstanding.

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

During the year ended December 31, 2010, 1,100 warrants were exercised for, and 1,747,962 Preferred Shares were converted into, 1,100 and 233,062 shares of common stock, respectively.  In addition:

●
On March 10, 2010, the Company entered into a service agreement with a non-executive director and agreed to issue 1,334 shares of restricted common stock in four quarterly installments for her annual service.  The term of the service agreement was continued on March 10, 2013, with 1,334 shares of restricted common stock to be issued in four quarterly installments accordingly.  The fair value of the granted shares on March 10, 2013 and 2012 was $3.30 and $11.91 per share, respectively, for total values of $4 and $16, respectively.  $3 and $4 were recognized as compensation expense for the three months ended March 31, 2013 and 2012, respectively.

●
On April 27, 2010, the Company entered into an agreement to issue 2,667 shares of restricted common stock to Worldwide Officers Inc.  (“WOI”) for the services of its chief financial officer for one year, which would vest as follows: 475 shares on June 30, 2010, 672 shares on September 30, 2010, 672 shares on December 31, 2010, 658 shares on March 31, 2011 and 190 shares on April 26, 2011.  The fair value of the granted shares on April 27, 2010 was $37.50 per share for a total value of $100.   $32 was recognized as compensation expense for the year ended December 31, 2011.

During the year ended December 31, 2011, 415,906 Preferred Shares were converted into 55,454 shares of common stock.  In addition:

●
On September 28, 2011, the Company entered into an agreement to issue 2,648 shares of restricted common stock to WOI for the chief financial officer’s services from April 27, 2011 through September 27, 2011.  The fair value of the granted shares on September 28, 2011 was $9.75 for a total value of $26.  $26 was recognized as compensation expense for the year ended December 31, 2011.

●
On September 28, 2011, the Company entered into an agreement to grant WOI a restricted stock award of $200 of its common stock for each one-year term of the chief financial officer, $100 of which is calculated based on the closing price of the common stock on the first day of such term, and the other $100 calculated based on the closing price on the first day immediately after the initial 6-month period of such term.  In connection therewith, 10,257 shares were granted to WOI for the initial 6-month period term (the “First Issuance”), and 8,482 shares for the subsequent 6-month term (the “Second Issuance”), calculated based on the closing prices of the Company’s common stock as quoted on the OTC Bulletin Board on September 28, 2011 of $9.75, and on March 28, 2012 of $11.79, respectively.  The term of the agreement was continued on September 28, 2012 with 12,049 shares granted to WOI for the initial 6-month period of the renewal term (the “Third Issuance”) and 22,223 shares for the second 6-month period (the “Fourth Issuance”), calculated based on the closing prices of $8.30 on September 28, 2012, and $4.50 on March 28, 2013, respectively.  The First Issuance vested in two installments of 5,128 shares each on December 27, 2011 and March 27, 2012.  The Second Issuance vested in two installments of 4,241 shares each on June 27 and September 27, 2012.  The Third Issuance vested in two installments of 6,025 shares each on December 27, 2012 and March 27, 2013.  The Fourth Issuance will vest in two installments of 11,111 shares each on June 27 and September 27, 2013.  For the First Issuance and Second Issuance, compensation expense of $0 and $50 was recognized for the three months ended March 31, 2013 and 2012, respectively.  For the Third Issuance, compensation expense of $47 and $0 was recognized for the three months ended March 31, 2013 and 2012, respectively.  For the Fourth Issuance, compensation expense of $2 and $0 was recognized for the three months ended March 31, 2013 and 2012, respectively.

●	On December 9, 2011, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.

During the year ended December 31, 2012, 238,375 Preferred Shares were converted into 31,784 shares of common stock.  In addition:

●
On May 21, 2012, the Company’s Board of Directors (the “Board”) approved a stock plan pursuant to which up to 266,667 shares of common stock may be issued to officers, directors, employees and consultants (the “2012 Stock Plan”).

●
On May 25, 2012, the Board ratified an agreement with a consultant to provide one year of strategic public relations services from May 4, 2012 to May 3, 2013 in exchange for 22,333 shares of common stock to be issued under the Company’s 2012 Stock Plan.  The fair value of such shares on May 25, 2012 was $10.20, for a total value of $228.  Compensation expense of $228 and $0 was recognized for years ended December 31, 2012 and 2011, respectively.  The shares were issued in July 2012.

●
On July 25, 2012, the Board ratified an agreement with a consultant to provide the Company with general advice and consulting services from July 20, 2012 to July 19, 2013, regarding the Company’s expansion into the Taiwan, in exchange for 11,667 shares of common stock to be issued under the Company’s 2012 Stock Plan.  The fair value of such shares on July 25, 2012 was $6.15, for a total value of $72.  Compensation expense of $72 and $0 was recognized for the years ended December 31, 2012 and 2011, respectively. The shares were issued in July 2012.

●	On September 24, 2012, the Company effected a 1-for-3 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.

A summary of the status of the Company’s non-vested shares as of March 31, 2013 and changes during the year ended December 31, 2012, is presented below:

Non-vested shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2012	5,461	$9.87
Granted	9,815	11.82
Vested	(5,722)	$10.02
Forfeited	-	-
Non-vested at March 31, 2012	9,554	$11.82
Granted	46,050	$8.68
Vested	(49,627)	$9.30
Forfeited	-	-
Non-vested at December 31, 2012	5,977	$8.45
Granted	23,557	4.43
Vested	(6,421)	$8.16
Forfeited	-	-
Non-vested at March 31, 2013	23,113	$4.43

As of March 31, 2013, there was $104 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted by the Board.  Such cost is expected to be recognized by March 9, 2014.  The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $53 and $54, respectively.

(13)       PREFERRED STOCK

The following amounts are in thousands except for share data (shares, par value and price per share):

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value, of which 2,800,000 shares have been designated as series A convertible preferred stock (see Note 10). As of December 31, 2012 and March 31, 2013, 394,478 Preferred Shares were outstanding, with an aggregate liquidation preference of $1.13 million.

No Preferred Shares were converted during the three months ended March 31, 2013.

(14)       EARNINGS PER SHARE

The following amounts are in thousands except for share data (shares and earnings per share):

(a)            Basic

“Basic earnings per share - common” is calculated by dividing the net income attributable to common shareholders of the Company by the weighted average number of common shares.  Using the two class method pursuant to ASC 260-10-45, the Company allocated its net income to preferred and common shareholders during the three months ended March 31, 2013 and 2012, based on the number of common shares outstanding during the periods shown (taking into account the number of Preferred Shares converted into common shares at the end of such periods on a 1-for-0.1333 common share basis), and participating Preferred Shares outstanding during the periods shown.

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)
Income attributable to common shareholders of the Company	$5,549	$2,412
Income attributable to preferred shareholders of the Company	112	79
Net income	5,661	2,491
Weighted average number of common shares outstanding	2,603,481	2,529,417

(b)            Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all dilutive potential common shares.  The Company has two categories of dilutive potential common shares: the Preferred Shares and the warrants issued in connection with the Financings.  For the three months ended March 31, 2012, the warrants were assumed to have been converted into common shares and the calculation is done to determine the number of shares that could have been acquired at fair value (determined as the average annual market share price of the Company’s common stock) based on the monetary value of the subscription rights attached to outstanding warrants. The warrants expired during the fourth quarter of 2012. The Preferred Shares that were outstanding at the end of the respective periods are assumed to have been converted into common shares on a 1-for-0.1333 basis.  Since the Preferred Shares are included in the diluted calculation, net income (attributable to both common and preferred shareholders) is used.  The number of shares calculated as above is compared with the number of shares that would have been issued assuming the exercise of the warrants for the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)
Net income	$5,661	$2,491
Weighted average number of common shares outstanding	2,603,481	2,529,417

Adjustment for:
Preferred stock	52,597	83,877
	2,656,078	2,613,294

Warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 as all warrants were expired during the fourth quarter of 2012. Warrants were also excluded from such calculation for the three months ended March 31, 2012 as their effects were anti-dilutive.

(15)       INCOME TAXES

The provisions for income tax expense were as follows (in thousands):

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)

PRC enterprise income tax - current	$1,921	$2,191

As of March 31, 2013 and December 31, 2012, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax.

The applicable rate of Hong Kong profits tax for 2013 and 2012 is 16.5%.  No provision for Hong Kong profits tax has been made, however, as the Company does not carry on any business that generates profits chargeable to Hong Kong profits tax.

PXPF is a company incorporated in the BVI and is fully exempt from Domestic Corporate Tax of the BVI.

The Company’s subsidiary and VIE in China are subject to a statutory income tax rate of 25% in the PRC.

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of March 31, 2013.

The following table reconciles the theoretical tax expense calculated at the statutory rates to the Company’s effective tax expense for the three months ended March 31, 2013 and 2012 (in thousands):

	For Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)

Theoretical tax expense calculated at PRC statutory enterprise income tax rate of 25%	$1,896	$1,171
Tax adjustment for prior year	-	1,056
Tax effect of non-deductible expenses	25	44
Other	-	(80)
Effective tax expense	$1,921	$2,191

Tax adjustment for prior year represents a change in management's estimate of the prior year income tax provision. Certain expenses that the Company believed were deductible were deemed non-deductible by the relevant tax authority subsequent to the Company's filing of its annual report on Form 10-K on April 12, 2012. Therefore a provision was made for the additional income tax during the three months ended March 31, 2012. Non-deductible expenses for the three months ended March 31, 2013 and 2012 primarily consisted of expenses incurred outside of the PRC which are not deductible in computing the income tax for the PRC.

(16)       SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting.  Such model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  During the three months ended March 31, 2013 and 2012, the Company operated in two reportable business segments: (1) sales to its distributors, and (2) retail sales at company stores.  These reportable segments represent the two ways that the Company sells its products: (1) to its distributors who then sell the products to consumers, and (2) directly to consumers (via company stores).  These segments share certain costs that are allocated on the basis of revenues: advertising within the PRC and research and development.  Company stores, however, require different types of management focus and as such are managed separately.  As of March 31, 2013 the Company’s distributors operated 404 points of sale, and the Company operated 17 company stores.

Condensed information with respect to the two reportable business segments for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013 (unaudited)	2012 (unaudited)

Net sales:
Distributor	$25,502	$14,111
Company stores	1,108	1,053
	$26,610	$15,164

Cost of sales:
Distributor	$14,681	$7,003
Company stores	391	384
	$15,072	$7,387

Selling expense:
Distributor	$2,328	$1,632
Company stores	520	800
	$2,848	$2,432

General and administrative expense:
Distributor	$503	$552
Company stores	22	41
Other	583	405
	$1,108	$998

Income (loss) before provision for income taxes
Distributor	$7,990	$4,924
Company stores	175	(172)
Other (a)	(583)	(70)
	$7,582	$4,682

(a)
The Company does not allocate its general and administrative expenses from its activities in the United States, or the fair value changes of its derivative liabilities, to its reportable segments, as they are managed at the corporate level.

	March 31, 2013	December 31, 2012
	(unaudited)
Identifiable long lived assets at March 31, 2013 and December 31, 2012 (net of depreciation and amortization):
Corporate	$69	$71
Distributor	-	-
Company stores	6,335	6,310
	$6,404	$6,381

(17)       STATUTORY RESERVES

Under PRC regulations, Yinglin Jinduren and China Dong Rong may each pay dividends only out of its accumulated profits, if any, determined in accordance with generally acceptable accounting principles in China (“PRC GAAP”).  In addition, each company is required to set aside at least 10% of its after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of its registered capital.  The funds in the statutory reserves can only be used for certain purposes, such as to increase registered capital or to eliminate future losses or make up prior year losses as determined under PRC GAAP, and are not distributable as cash dividends to the Company.  As of March 31, 2013, the statutory reserves of both companies have been fully funded.

(18)      LEASE COMMITMENTS

Company leases (in thousands)

For its administrative operations, the Company leases certain premises under long-term, non-cancelable leases and year-to-year leases.  These leases are accounted for as operating leases.  Rent expense for such leases amounted to $47 and $38 for the three months ended March 31, 2013 and 2012, respectively.

Store leases (in thousands)

Of the leases for the 17 company stores that the Company operated as of March 31, 2013, 5 require fixed rent payments.  The remaining 12 have rental payments based on store revenue with no minimum rental payment, and are thus not listed below.  Instead, rent expense for such leases is recorded as sales are made.  Rent expense for the fixed-rent leases amounted to $110 and $109 for the three months ended March 31, 2013 and 2012, respectively.  Rent expense for the revenue-based leases was $197 and $152 for the three months ended March 31, 2013 and 2012, respectively.

Future minimum payments under long-term, non-cancelable leases as of March 31, 2013, are as follows (in thousands):

	Future minimum payments - Corporate	Future minimum payments- Stores	Total future minimum payments
Nine months ending December 31,
2013	$147	$290	$437
Year ending December 31,
2014	203	230	433
2015	213	113	326
2016	163	113	276
2017	-	28	28

	$726	$774	$1,500

(19)       BUSINESS AND CREDIT CONCENTRATIONS

The Company operates in the fashion apparel industry and generates all of its sales in the PRC except for one distributor that sells the Company’s products in New York City.  Products are sold to that distributor in China, who exports them to the United States.  The fashion apparel industry is impacted by the general economy.  Changes in the marketplace would significantly affect management’s estimates and the Company’s performance.

The Company had distribution agreements in effect with 13 distributors at March 31, 2013, and with 11 distributors at March 31, 2012.

Four distributors accounted for 14.9%, 12.3%, 10.9% and 10.2% of the Company’s revenue for the three months ended March 31, 2013, respectively.  Four distributors accounted for 20.9%, 15.9%, 14.6% and 14.2% of the Company’s revenue for the three months ended March 31, 2012, respectively.  No other customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2013 or 2012.

Four distributors accounted for 23.9%, 18.9%, 17.5% and 12.9% of the Company’s total accounts receivable as of March 31, 2013, respectively.  Four distributors accounted for 24.4%, 19.3%, 18.0% and 13.6% of the Company’s total accounts receivable as of December 31, 2012, respectively.  No other customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2013 or December 31, 2012.

Five vendors accounted for 23.0%, 18.7%, 18.0%, 12.8% and 12.5% of the Company’s purchases for the three months ended March 31, 2013, respectively.  Three vendors accounted for 33.7%, 28.8%, and 15.0% of the Company’s purchases for the three months ended March 31, 2012, respectively.  No other vendor accounted for 10% or more of the Company’s purchases for the three months ended March 31, 2013 or 2012.

Four vendors accounted for 24.1%, 21.2%, 17.9% and 15.7% of the Company’s total accounts payable as of March 31, 2013, respectively.  Four vendors accounted for 39.8%, 17.7%, 16.4% and 10.8% of the Company’s total accounts payable as of December 31, 2012, respectively.  No other vendor accounted for 10% or more of the Company’s accounts payable as of March 31, 2013 or December 31, 2012.

The above concentrations make the Company vulnerable to a near-term severe impact should its relationships with such distributors and/or vendors terminate.

(20)       BENEFIT PLAN

Pursuant to the relevant regulations of the PRC government, China Dong Rong participates in a local municipal government retirement benefits scheme, whereby it is required to contribute a certain percentage of the basic salaries of its employees to the Scheme to fund their retirement benefits.  Contributions under such scheme are charged to the income statement as incurred and amounted to $28,000 and $25,000 for the quarter ended March 31, 2013 and 2012, respectively.

(21)           SUBSEQUENT EVENTS

On April 19, 2013, a complaint was served on the Company’s agent for service of process in Nevada.  The complaint was filed in the District Court for Clark County, Nevada, by ARC China Semper, LLC.  The plaintiff purports to be an assignee of ARC Semper China Investments, Ltd. and ARC China Investment Funds, of their purported rights and obligations under the securities purchase agreement that the Company entered into in connection with the Preferred Shares Financing (the “SPA”).  The complaint alleges that the Company breached the SPA by failing to timely (i) file a registration statement, (ii) have such registration statement declared effective and (iii) appoint a bilingual chief financial officer.  The complaint seeks monetary damages, specific performance to appoint a bilingual chief financial officer, and reimbursement of costs and fees. Although the Company is unable to predict the final outcome of this litigation, the Company does not believe that such outcome will have a material effect on its consolidated financial condition, results of operations, or cash flows. As of March 31, 2013, the Company already made a provision of $987 for liquidated damages in connection with the Financings (Note 10).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto that are included elsewhere in this report.  In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions.  These statements may be identified by the use of words such as “may, “will,” “could,” “expect,, “anticipate,” “intend,” “believe, “estimate,” “plan,” “predict” and similar terms or terminology, or the negative of such terms or other comparable terminology.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements.  Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on April 16, 2013.  We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

We primarily sell our products to our independent distributors, each of whom is granted rights to market and sell our products in a defined market or territory.  Our distributors sell our products at points of sale, or POS, that they establish within their territories and operate either directly or through third-party retail operators, including counters, concessions, store-in-stores and stand-alone stores.  To better showcase our brand, however, we acquired the retail network of our Fujian distributor in June 2011 to operate the stores on our own.  As of March 31, 2013, our products were sold at 421 POS, including 403 that our distributors operate in China, 17 that we operate directly (“company stores”), and one that a distributor operates in the United States.

Prior to 2011, all of our business operations were carried out by Yinglin Jinduren, which we control through contractual arrangements between Yinglin Jinduren and our wholly-owned subsidiary HK Dong Rong.  We completed the transfer of all sales contracts and design, marketing, sales and purchasing-related assets from Yinglin Jinduren to our wholly-owned subsidiary China Dong Rong in the first quarter of 2011, and all of our business activities are currently conducted by China Dong Rong.

As Yinglin Jinduren has had no operations since early 2011, we may dissolve it, and exit from the contractual arrangements sometime in the future.  Until then, we will continue to operate our business through China Dong Rong (as we currently do) while continuing to control Yinglin Jinduren through the contractual arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condnesed consolidated financial statements included with this report that have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements accompanying this report.  Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions.  Our critical accounting policies are:

Basis of presentation and consolidation

As discussed above and in Note 1 to our unaudited condensed consolidated financial statements accompanying this report, we transferred our operations from Yinglin Jinduren to China Dong Rong during the first quarter of 2011.  Previously, our operations were conducted by Yinglin Jinduren, the equity interests in which are held by our CEO and his brother.  Through contractual arrangements, we control the daily operations of Yinglin Jinduren, as well as all matters requiring shareholder approval.  We received a fee equal to Yinglin Jinduren’s net income and, in the event it were to incur losses, would be expected to absorb those losses through our inability to collect the accumulated net income due to us.  As a result, we are considered to be the primary beneficiary of Yinglin Jinduren’s operations and accordingly consolidated its assets, liabilities and results of operations in our condensed consolidated financial statements.  All of our operations are now conducted by China Dong Rong.

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

Sales of goods - retail

In July 2011, we began operating company stores selling our products.  Revenue from retail sales is recognized at each point of sale.  During the three months ended March 31, 2013 and 2012, such sales accounted for 4.2% and 6.9% of our total revenue, respectively.

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

Our accounts receivable aging was as follows for the periods below (amounts in thousands):

	March 31, 2013	December 31, 2012
From date of invoice to customer	(unaudited)
0-30 days	11,846	10,974
31-60 days	13,687	9,304
61-90 days	7,119	11,617
91 – 120 days	5,935	4,104
121 days and above	12,096	7,993
Allowance for doubtful accounts	-	-
Total accounts receivable	$50,683	$43,992

On average, we collect our receivables within 150 days.  Our ability to collect is attributed to the steps that we take prior to extending credit to our distributors as discussed above.  If we are having difficulty collecting from a distributor, we take the following steps: cease existing shipments to the distributor, visit the distributor to request payment on past due invoice, and if necessary, take legal recourse.  If all of these steps are unsuccessful, management would then determine whether or not the receivable should be reserved or written off.  Of $50,683 in receivables as of March 31, 2013, $20,033 was collected as of May 13, 2013.  As of May 13, 2013, there was $5,106 in accounts receivable aged over 120 days at March 31, 2013 that had not been collected.  As of March 31, 2013 and December 31, 2012, there was no allowance for uncollectible accounts receivable.

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

We have performed an assessment and determined that there was no indication of impairment to goodwill during the three months ended March 31, 2013 and 2012.

Income Taxes

We are subject to income taxes, primarily in the PRC.  We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued.  We are not aware of any PRC corporate income tax matters through March 31, 2013 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

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

At March 31, 2013, the warrants that we issued in connection with the private placements of our series A convertible preferred stock and common stock in 2009 (collectively the “2009 Financings”) had expired during the fourth quarter of 2012 and were therefore no longer carried as a derivative liability.  Prior to their expiration, we had determined the fair value of these instruments using a binomial option pricing model.  The model requires the use of a number of assumptions, including our expected dividend yield and the expected volatility of our common stock price over the life of the instruments.  Because of the limited trading history for our common stock, we had estimated the future volatility of our common stock price based on the historical experience of other entities deemed comparable to us.

Foreign Currency Translation

Our functional currency is the Chinese Renminbi (“RMB”), which we translate into U.S. Dollars (“$”) in our financial statements.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date.  Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception, less dividends translated at the rate at the transaction date.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by www.oanda.com, which are determined largely by supply and demand.  The rates of exchange quoted by www.oanda.com on March 31, 2013 and December 31, 2012 were $1.00 to RMB 6.27 and RMB 6.31, respectively.  The average translation rates of $1.00 to RMB 6.28 and RMB 6.31 were applied to the income statement accounts for the three months ended March 31, 2013 and 2012, respectively.

Translation adjustments are recorded as other comprehensive income in the consolidated statement of stockholders equity and comprehensive income and as a separate component of stockholders’ equity.

Commencing from July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  Since then, the PBOC administers and regulates the exchange rate of $ against RMB taking into account the demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Results of Operations

Comparison of Three Months ended March 31, 2013 and 2012

	Three Months ended March 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in $, except for percentages)
Net sales	$26,610	100.0%	$15,164	100.0%
Cost of Sales	$15,072	56.6%	$7,387	48.7%
Gross profit	$11,538	43.4%	$7,777	51.3%
Operating expense	$3,956	14.9%	$3,430	22.6%
Income from operations	$7,582	28.5%	$4,347	28.7%
Other expenses /(income), net	$-	-%	$(335)	(2.2)%
Income tax expenses	$1,921	7.2%	$2,191	14.4%
Net income	$5,661	21.3%	$2,491	16.4%

Net Sales (amounts in thousands, in $, except for percentages)

Net sales for the three months ended March 31, 2013 increased by 75.5% from the same period in 2012. Net sales for both periods were primarily generated from sales to our distributors, who retailed them at their POS primarily throughout northern, central and southern China. The increased net sales was primarily attributable to sales increases by our Shaanxi, Liaoning, and Beijing distributors as well as sales from our Shanghai distributor that was established in the third quarter of 2012.

We strive to continue creating more upscale products and educating and working closely with our distributors to best showcase our products, such as through higher-end stand-alone stores and store-in-stores which we believe strengthen the image and exclusivity of our brand among our target demographic.  Additionally, we believe that having our clothing sold in New York by a new distributor can enhance our global brand image which can further strengthen our brand within China.

Cost of Sales and Gross Profit Margin (amounts in thousands, in $ except for percentages)

Total cost of sales for the three months ended March 31, 2013 increased by 104.0% from a year ago primarily due to the period’s significantly higher sales. Our cost of sales as a percentage of net sales was 56.6% and 48.7% for the three months ended March 31, 2013 and 2012, respectively. Consequently, gross margin as a percentage of net sales decreased from 51.3% to 43.4% period over period. Gross margin decreased due to our decision to lower prices to our distributors during the quarter.

The following table sets forth the geographical breakdown of our total sales revenue for the periods indicated:

	Three Months ended March 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales	Growth (decline) in 2013 compared with 2012
	(Amounts in thousands, in $, except for percentages)
Zhejiang	$3,964	14.9%	$3,174	20.9%	24.9%
Beijing	$3,262	12.3%	$2,409	15.9%	35.4%
Shandong	$2,893	10.9%	$2,153	14.2%	34.4%
Hubei	$2,722	10.2%	$2,222	14.7%	22.5%
Liaoning	$2,475	9.3%	$961	6.3%	157.5%
Shanghai	$2,282	8.6%	$-	-	N/A
Sichuan	$1,497	5.6%	$762	5.0%	96.5%
Shaanxi	$1,370	5.2%	$250	1.7%	448.0%
Henan	$1,333	5.0%	$530	3.5%	151.5%
Jiangxi	$1,308	4.9%	$694	4.6%	88.5%
Guangxi	$1,180	4.4%	$591	3.9%	99.7%
Yunnan	$1,138	4.3%	$365	2.4%	211.8%
United States of America	$78	0.2%	$-	-	N/A
Total Net Sales- Distributors	$25,502	95.8%	14,111	93.1%	80.7%
Fujian (Company stores)	$1,108	4.2%	$1,053	6.9%	5.2%
Total Net Sales	$26,610	100.0%	$15,164	100.00%	75.5%

The following tables set forth our total net sales, cost of sales, gross profit and gross margin of the geographic market segments for the periods indicated.

	Three Months ended March 31,
	2013				2012
	Net Sales	Cost of sales	Gross profit	Gross profit %	Net Sales	Cost of sales	Gross profit	Gross profit %
	(Amounts in thousands, in $, except for percentages)
Zhejiang	$3,964	$2,282	$1,682	42.5%	$3,174	$1,594	$1,580	49.8%
Beijing	$3,262	$1,849	$1,413	43.3%	$2,409	$1,190	$1,219	50.6%
Shandong	$2,893	$1,657	$1,236	42.7%	$2,153	$1,056	$1,097	51.0%
Hubei	$2,722	$1,588	$1,134	41.7%	$2,222	$1,123	$1,099	49.5%
Liaoning	$2,475	$1,430	$1,045	42.2%	$961	$478	$483	50.3%
Shanghai	$2,282	$1,354	$928	40.7%	$-	$-	$-	-%
Sichuan	$1,497	$845	$652	43.5%	$762	$385	$377	49.5%
Shanxi	$1,370	$779	$591	43.2%	$250	$123	$127	50.8%
Henan	$1,333	$761	$572	42.9%	$530	$269	$261	49.3%
Jiangxi	$1,308	$755	$553	42.3%	$694	$338	$356	51.3%
Guangxi	$1,180	$681	$499	42.3%	$591	$279	$312	52.8%
Yunnan	$1,138	$663	$475	41.8%	$365	$168	$197	54.0%
United States of America	$78	$37	$41	52.6%	$-	$-	$-	-%
Total Distributors	$25,502	$14,681	$10,821	42.4%	$14,111	$7,003	$7,108	50.4%
Fujian (Company stores)	$1,108	$391	$717	64.7%	$1,053	$384	$669	63.5%
Total	$26,610	$15,072	$11,538	43.4%	$15,164	$7,387	$7,777	51.3%

Selling, General and Administrative Expenses (amounts in thousands, in $, except for percentages)

	Three Months ended 31,
	2013		2012
	Amount	% of net sales	Amount	% of net sales
	(Amounts in thousands, in $, except for percentages)
Gross profit	$11,538	43.4%	$7,777	51.3%
Operating expenses:
Selling expenses	$2,848	10.7%	$2,432	16.0%
General and administrative expenses	$1,108	4.2%	$998	6.6%
Total	$3,956	14.9%	$3,430	22.6%
Income from operations	$7,582	28.5%	$4,347	28.7%

Selling expenses for the three months ended March 31, 2013 increased by 17.1% as compared to the same period in 2012.  The increase was mainly due to our sales fair that took place in the first quarter of 2013 as well as increased advertising expenses.  We expect that our selling expenses will increase slightly during 2013; however, if we were to expand our distribution network, open additional company stores, or present at international fashion shows, our selling expenses could increase significantly.

General and administrative expenses increased slightly by 11.0% as compared to the same period in 2012.  The slightly higher expenses related to costs we incurred as a U.S. publicly traded company. We expect that they will increase in absolute dollars as we continue to penetrate potential new markets and expand our operations.

Change in Fair Value of Derivative Liability (amounts in thousands, in $)

The common stock purchase warrants we issued in connection with the 2009 Financings expired during the fourth quarter of 2012.  These warrants were accounted for at fair value as derivative instruments and are marked-to-market each period, with changes in the fair value charged or credited to income each period and do not impact cash flow as they are non-cash charges and credits.  At March 31, 2013 and December 31, 2012, no derivative liabilities related to common stock warrants were outstanding. For the three months ended March 31, 2012, we recorded a gain of $318.

Interest Income (amounts in thousands, in $)

Interest income for the three months ended March 31, 2013 and 2012 amounted to nil and $17, respectively.

Income Tax Expenses (amounts in thousands, in $, except for percentages)

For the three months ended March 31, 2013 and 2012, we were subject to income tax rate of 25.0%, and our income tax expense was $1,921 and $2,191, respectively.  The higher income tax for the three months ended March 31, 2012 is attributable to an under-provision of income tax of $1,056 that represents a change in our estimate of the 2011 income tax provision.  Certain expenses incurred during 2011 that we believed were deductible were later deemed non-deductible by the relevant tax authority subsequent to filing our 2011 Form 10-K on April 12, 2012.  Therefore, a provision was made for the additional income tax expense during 2012.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in thousands, in $):

	Three Months Ended March 31
	2013	2012
	(Amounts in thousands, in $)
Net cash provided by operating activities	$2,948	$12,290
Net cash used in investing activities	(158)	-
Net cash provided by (used in) financing activities	102	(1,076)

Net cash provided by operating activities for the three months ended March 31, 2013 was a result of net income of $5,661 and an increase in payables of $4,658, offset by an increase in accounts receivable of $6,238 and a decrease in income taxes payable of $1,279.  Net cash provided by operating activities for the same period of 2012 was mainly attributable to an increase in the collection of accounts receivable of $18,626 offset by payments on accounts payable of $4,712.

Net cash used in investing activities during the three months ended March 31, 2013 was a result of the purchase of $158 in leasehold improvements for company stores and office equipment.  No cash was used in investing activities during the three months ended March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013 was a result of $102 in advances made by our CEO.  Net cash used in financing activities for the three months ended March 31, 2012 was mainly a result of repayments to our CEO for previous advances he made to our company.

As of March 31, 2013, we had cash and cash equivalents of $29,972, total current assets of $84,129 and current liabilities of $15,780.   Included in total current liabilities of $15,780 as of March 31, 2013 is $987 of penalties for failure to make a registration statement effective in connection with our equity financings in the fourth quarter of 2009, which we plan to pay as soon as it is practicable to do so.

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

Store leases:

Of the 17 company stores that we operated as of March 31, 2013, 5 have leases that require fixed rental payments.  The remaining 12 leases have rental payments based on store revenue with no minimum rental payment due, and are thus not included in the table below.  Rental expense for such leases is recorded as sales are made.

The following table summarizes our contractual obligations as of March 31, 2013, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods.

	Future minimum payments - Corporate	Future minimum payments- Stores	Total future minimum payments
Nine months ending December 31,
2013	$147	$290	$437
Year ending December 31,
2014	203	230	433
2015	213	113	326
2016	163	113	276
2017	-	28	28
	$726	$774	$1,500

Operating lease amounts include minimum lease payments under our non-cancelable operating lease for our office, as well as certain computer and office equipment that we utilize under certain lease arrangements.

 Off-Balance Sheet Arrangements

Under the operating agreement between our subsidiary HK Dong Rong and our variable interest entity Yinglin Jinduren, it was agreed that, if any guarantee for the performance of Yinglin Jinduren for any contract or loan was required, HK Dong Rong would agree to provide such guarantee.  To date, no such guarantees have been provided.  We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We do not use off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level.

Although the Company has a full time chief financial officer who is a certified public accountant and uses outside consultants to assist in the preparation of its financial statements, the current on-site accounting staff remains relatively inexperienced, and continues to require substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.  As a result, the ability of our financial control environment to mitigate a material misstatement from being prevented or detected remained lacking as of the evaluation date.  The Company looks to take such other steps as necessary to address the weakness in its accounting staff.

As discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2012, the Company is taking the following remediation measures for its material weaknesses in internal control over financial reporting: (1) recruit sufficient on-site qualified accounting personnel; (2) continue to involve both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions; and (3) improve the interaction among our management, audit committee, and other external advisors.  As of March 31, 2013, the Company had not completed any of these remediation measures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

On April 19, 2013, a complaint was served on our agent for service of process in Nevada.  The complaint was filed in the District Court for Clark County, Nevada, by ARC China Semper, LLC.  The plaintiff purports to be an assignee of ARC Semper China Investments, Ltd. and ARC China Investment Funds, of their purported rights and obligations under a securities purchase agreement that the Company entered into in October 2009 (the “SPA”).  The complaint alleges that the Company breached the SPA by failing to timely (i) file a registration statement, (ii) have such registration statement declared effective and (iii) appoint a bilingual chief financial officer.  The complaint seeks monetary damages, specific performance to appoint a bilingual chief financial officer, and reimbursement of costs and fees.

ITEM 1A.     RISK FACTORS.

As of and for the three months ended March 31, 2013, there were no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2012.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        RESERVED.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Exchange Agreement (1)
3.1	Articles of Incorporation, as amended (3)
3.2	Bylaws (2)
3.3	Amendment to the Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Scheme Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
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

(1)	Filed on February 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on February 9, 2007 as an exhibit to our Registration Statement on Form SB-2, and incorporated herein by reference.
(3)	Filed on November 7, 2012 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VLOV INC. (Registrant)

Date: May 20, 2013	By:	/s/ Qingqing Wu
Qingqing Wu Chief Executive Officer

Date: May 20, 2013	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky
Chief Financial Officer